Form 10QSB
period 2006-10-31
Green Irons Holdings Corp.
filed 2006-12-12
CIK 1360334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB


__x__ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006.

      OR

_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ____ to ____.

Commission file number: 333-135225

GREEN IRONS HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State of other jurisdiction of incorporation or organization)

98-0489669
(IRS Employer Identification Number)

PO Box 561, Harbour Gates
Providenciales, Turks & Caicos Islands
(Address of principal executive offices)

(649) 342-1526
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_x_ No___

The Registrant is a Shell company. Yes___ No_x_

As of December 12, 2006, the Company had 5,000,000 shares issued and outstanding.

(Page 1)


TABLE OF CONTENTS

PART I - FINANCIAL STATEMENT

ITEM 1 - Financial Statements..........................Page  3

ITEM 2 - Plan of Operation.............................Page  8

ITEM 3 - Controls and Procedures.......................Page 11

PART II - OTHER INFORMATION

ITEM 2 -  Changes in Securities and Use of Proceeds....Page 12

ITEM 6 -  Exhibits.....................................Page 12

(Page 2)


PART I

ITEM 1. FINANCIAL STATEMENTS




                       GREEN IRONS HOLDINGS CORPORATION
                         (A Development Stage Company)
                             FINANCIAL STATEMENTS
                       October 31, 2006 and April 30, 2006



GREEN IRONS HOLDINGS CORPORATION
 (A Development Stage Company)
        Balance Sheets


ASSETS
------

                                        October 31, 2006   April 30, 2006
                                        ----------------   --------------
                                           (unaudited)

CURRENT ASSETS

Cash                                     $         380       $       494
Prepaid expenses                                 4,167            10,151
                                         -------------       -----------
Total Current Assets                     $       4,547       $    10,645
                                         -------------       -----------
TOTAL ASSETS                             $       4,547       $    10,645
                                         =============       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

                                         October 31, 2006  April 30, 2006
                                         ----------------  --------------
                                            (unaudited)

CURRENT LIABILITIES

Accounts payable                          $      1,295      $         -
Notes payable - related party (Note 2)          17,280      $    12,185
                                          ------------      -----------

Total Current Liabilities                       18,575           12,185
                                          ------------      -----------
TOTAL LIABILITIES                               18,575           12,185
                                          ------------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value,
100,000,000 shares authorized,
5,000,000 and 5,000,000 shares issued
and outstanding, respectively                   5,000            5,000
Additional paid-in capital (deficit)           (3,763)          (4,500)
Deficit accumulated during the
development stage                             (15,265)          (2,040)
                                          ------------      -----------
Total Stockholders' Equity (Deficit)          (14,028)          (1,540)
                                          ------------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                          $     4,547       $   10,645
                                          ===========       ===========



The accompanying notes are an integral part of these financial statements.

(Page 3)


                        GREEN IRONS HOLDINGS CORPORATION
                         (A Development Stage Company)
                            Statement of Operations
                                 (Unaudited)

                           For the Three    For the Six      From Inception
                           Months Ended     Months Ended     on March 29,
                           October 31, 2006 October 31, 2006 through October
                                                             31, 2006
                           ---------------- ---------------- ---------------

REVENUE                    $             -  $             -  $           -
                            --------------   --------------   ------------
EXPENSES

Professional and legal fees          5,210           11,376         12,209
General and administrative           1,002            1,098          2,305
                           ---------------  ---------------  --------------
Total Expenses                       6,212           12,474         14,514
                           ---------------  ---------------  --------------
OPERATING LOSS                      (6,212)         (12,474)       (14,514)
                           ---------------  ---------------  --------------
OTHER EXPENSE

Interest expense                       751              751            751
                           ---------------  ---------------  --------------
Total Other Expense                    751              751            751
                           ---------------  ---------------  --------------

LOSS BEFORE INCOME TAX
EXPENSE                            (6,963)         (13,225)        (15,265)

Income tax expense                      -                -               -
                           ---------------  ---------------  --------------
NET LOSS                   $       (6,963)  $      (13,225)  $     (15,265)
                           ===============  ===============  ==============

BASIC AND FULLY DILUTED
LOSS PER SHARE             $       (0.00)   $      (0.00)
                           ===============  ===============

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING           5,000,000        5,000,000
                           ===============  ===============



The accompanying notes are an integral part of these financial statements.

(Page 4)


                        GREEN IRONS HOLDINGS CORPORATION
                         (A Development Stage Company)
                    Statement of Stockholders' Equity (Deficit)

                                                              Deficit
                                                              Accumulated
                                                              During the
                        Common Stock              Paid-in     Development
                     ------------------           Capital     Stage
                      Shares      Amount
                     --------    --------         --------   ------------

Balance, March 29,
2006 (inception)            -    $      -         $      -   $         -

Common stock issued
for cash at $0.0001
per share           5,000,000       5,000          (4,500)             -

Net loss for period
ended April 30, 2006        -           -               -         (2,040)
                    ---------    --------         --------   ------------
Balance, April 30,
2006                5,000,000       5,000          (4,500)        (2,040)

Contribution of
imputed interest
on notes payable
-- related party            -           -             737              -

Net loss for six
months ended
October 31, 2006            -           -                -       (13,225)
(unaudited)         ---------    --------         --------   ------------

Balance, October
31, 2006
(unaudited)         5,000,000    $  5,000         $(3,763)   $   (15,265)
                    =========    ========         ========   ============



The accompanying notes are an integral part of these financial statements.

(Page 5)


                        GREEN IRONS HOLDINGS CORPORATION
                         (A Development Stage Company)
                            Statement of Cash Flows
                                 (Unaudited)

                                                         From Inception
                                          For the Six    on March 29,
                                          Months Ended   2006, through
                                          October 31,    October 31,
                                          2006           2006
                                          ------------   --------------

CASH FLOWS FROM OPERATING ACTIVITES

Net loss                                  $   (13,225)   $     (15,265)
Adjustments to reconcile net loss to
net cash used by operating activities:
Contribution of imputed interest on
notes payable--related party                      737              737

Changes in assets and liabilities:
(Increase) decrease in prepaid expenses         5,984           (4,167)
Increase in accounts payable                    1,295            1,295
                                          -----------    --------------

Net Cash Used by Operating Activities         (5,209)          (17,400)
                                          -----------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES                -                 -
                                          -----------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock                     -               500
Proceeds from related party notes               5,095            17,280
                                          -----------    --------------
Net Cash Provided by Financing Activities       5,095            17,780
                                          -----------    --------------
INCREASE (DECREASE) IN CASH                     (114)               380
CASH AT BEGINNING OF PERIOD                      494                  -
                                          -----------    --------------
CASH AT END OF PERIOD                     $      380     $          380
                                          ===========    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

CASH PAID FOR:

Interest                                  $        -     $           -
Income taxes                              $        -     $           -



The accompanying notes are an integral part of these financial statements.

(Page 6)


                        GREEN IRONS HOLDINGS CORPORATION
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      October 31, 2006 and April 30, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Green Irons Holding Corporation (the Company). The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements. Operating results for the three and six months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007.

NOTE 2 - RELATED PARTY TRANSACTIONS

Common Stock
------------

On March 29, 2006, corporate officer Andrew Couvell acquired all
5,000,000 of the Company's outstanding common stock at a price of $0.0001 per share, or $500.

On May 23, 2006, corporate officer Andrew Couvell transferred
2,500,000 personally held shares of the Company's common stock to corporate officer and director Sandy McDougall for $250.

On August 9, 2006, corporate officer Andrew Couvell transferred
2,500,000 personally held shares of the Company's common stock to corporate officer and director Sandy McDougall for $250.

Accounts and Notes Payable
--------------------------

As of October 31, 2006, the Company has notes payable to an officer totaling $17,280. The notes are unsecured, due upon demand and have been imputing interest at the rate of 10% per annum. At October 31, 2006, the officer elected to contribute all of the $737 of imputed interest to capital.

NOTE 3 - GOING CONCERN

The Company's unaudited financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern.

Management's plans with respect to alleviating the adverse financial conditions that caused shareholders to express substantial doubt about the Company's ability to continue as a going concern are as follows:

The Company's current assets are not deemed to be sufficient to fund ongoing expenses related to the start up of planned principal operations. If the Company is not successful in the start up of business operations which produce positive cash flows from operations, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations and cease doing business.

Management believes that the Company will be able to operate for the coming year by obtaining additional loans from Mr. Couvell, an officer of the Company and from proceeds raised from an offering of its common stock. However there can be no assurances that management's plans will be successful.
If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then current stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(Page 7)

ITEM 2. PLAN OF OPERATION

This section of this Quarterly Report includes certain forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words such as: anticipate, believe, expect, estimate, intend, project, and similar expressions, or words that, by their meaning, refer to future events. You should not place undue reliance on such forward-looking statements. These forward-looking statements apply only as of the date of this Quarterly Report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to materially differ from our predictions or historical results.

The Company is a development stage corporation and has not commenced operations nor generated or realized any revenues from operations.

Our auditors have issued a going concern opinion. This means that our auditors believe that there is substantial doubt that we will be able to continue on as an on-going business for the next twelve months. Our auditor's opinion is based on our suffering initial losses, having no operations, and having a working capital deficiency. The opinion results from the fact that we have not generated any revenues and we do not anticipate any revenues until we complete the development of our website and commence business operations. We believe that technical elements of our website will be implemented for use in our intended operations within ninety days from the date of completion of our offering. As a result, we must raise cash from sources other than operations to remain in business. Our only other source for cash at this time is investments by others in our company. We must raise sufficient cash for the purpose of implementing our intended business operations. The amount of funds we raise in our offering will determine the amount of time that we may be able to remain in business and will also determine the amount of financial resources that we may devote to marketing, equipment, website development, and working capital. If we raise less than the maximum amount anticipated in our offering, then we will devote less financial resources to marketing, equipment, website development, and working capital.

Mr. McDougall and Mr. Couvell are responsible for our managerial and organizational structure that will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they will be responsible for administration of these controls. If they do not have adequate experience, then they may not be capable of creating and implementing the controls and, as a result, this may cause us to become subject to sanctions and fines by the Securities and Exchange Commission. Consequently, this could cause the entire loss of your investment.

(Page 8)

Plan of Operation

Assuming we raise the minimum amount in our public offering, then we believe we can satisfy our cash requirements for approximately one to three months. If we raise the maximum amount in our public offering, then we believe we can satisfy our cash requirements for approximately nine to twelve months. We will not be conducting any product research or development. We do not expect to purchase any significant equipment. Further, we do not expect significant changes in the number of employees.

Upon completion of our public offering, our specific goals are to profitably sell golf lessons and excursions and to develop and sell golf instructional videos. We intend to accomplish the foregoing through achievement of the following milestones:

1. Complete our public offering. We believe this could take up to 180 days from the date the Securities and Exchange Commission declared our offering effective on November 30, 2006. We will not begin operations until we have closed this offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2. After completing the offering, we expect to commence development of our website. Assuming that we raise the maximum amount from our offering, then we expect that the set up cost will be approximately $8,800 with approximate monthly maintenance costs of $100. The cost would be financed from the net proceeds raised in our offering. If we do not raise the maximum amount from our offering, then the amount spent on website development will be reduced. Less funds available for website development could negatively affect our ability to attract clientele and, consequently, our ability to generate revenue would be negatively affected.

3. Approximately ninety days after we complete our offering, we expect to finalize our marketing plans. In order of priority, (with approximate allocated funding amounts in brackets), our marketing efforts will be directed toward the following activities: development and distribution of marketing literature ($10,000); promotion of our website including arranging for website listings ($7,500). Industry analyst relations. We expect that any costs incurred that are directly attributed to establishing and maintaining operations with industry analysts would be related to travel and communication ($5,000); advertising, which will include direct mail and email promotion ($45,000); and attendance and participation at industry events ($7,500). The costs of implementing our marketing plans would be financed from net proceeds raised in our offering. In the event that we raise less than the maximum amount from the offering, then the amount of funds allocated for marketing activity would be reduced. Less funds available for marketing activity could negatively affect our ability to attract clientele and, consequently, our ability to generate revenue would be negatively affected. Marketing is expected to be a continuing effort throughout the existence of our operations.

4. Approximately twelve months after we complete our offering, we expect to be hiring and training employees. Specifically, we anticipate hiring one secretary/receptionist at a monthly cost of approximately $750, one accountant/bookkeeper at a monthly cost of approximately $500, and one golf instructor. The golf instructor would be paid an agreed upon commission from revenue generated from each customer who pays for lessons and/or excursions. In the event that we raise less than the maximum amount from this offering, then the amount of funds allocated for hiring and training employees would have to be reduced. With fewer or no employees, our officers/directors would be responsible for all aspects of our operations. This would likely limit our revenue potential since more time would be devoted to corporate and administrative matters rather than attracting customers. The result being that our operations would be scaled down since our officers/directors would be responsible for more aspects of our operations.

5. Within 90 days from commencement of our marketing program, we believe that we will generate business revenue.

Until our website is fully operational, and until our marketing plan is finalized and implemented, we do not believe that we will attract customers. Currently, our website is not fully operational and our marketing plan has not been finalized or implemented. If we do not raise the maximum amount in our public offering, then we may have to delay, reduce, or eliminate website development plans and/or marketing plans.

If we are unable to attract customers to use our services, then we may have to suspend or cease operations. The services that we intend to offer include: (1) providing golf lessons and excursions to individuals, companies, and tourists in Vancouver, British Columbia, and Providenciales, Turks & Caicos Islands. "Excursions" refers to a customer playing one or more holes of golf with an instructor, and (2) creating, developing, and selling, golf instructional videos to our customers and other interested parties.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to engage in any other business.

Limited operating history; Need for additional capital.

There is no historical information about us upon which you may base an evaluation of our performance. We are in development stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

To become profitable and competitive, we have to sell our services to the general public. We are seeking equity financing to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

(Page 9)

Results of Operations

From Inception on March 29, 2006, to October 31, 2006.

During this period, we incorporated the company, hired an attorney, and hired an auditor for the purpose of assisting with preparation of our Form SB-2 registration statement. We have prepared an internal business plan. We have reserved the domain name "www.greenirons.com". Our loss since inception is $15,265.

We have not initiated items 2,3,4 or 5 of our milestones previously described and will not do so until we have completed our public offering. Specifically, with reference to item 2 we have not commenced development of our website. With reference to item 3, we have not finalized our marketing plan nor have we commenced any promotion, marketing, or advertising. With reference to item 4, we have not hired or trained employees. With reference to item 5, we have not generated any fees.

Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $500 in cash.

Liquidity and capital resources.

To meet our need for cash we are attempting to raise money from our public offering. If we raise the minimum amount in our public offering, we will implement the plan of operation described in numbered paragraphs 2,3,4 and 5 above. We cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully attract customers to utilize our services, then we may quickly use the proceeds from the mimimum amount of money from this offering and will need to find alternative financial sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. Currently, we have not made any arrangements to raise additional cash, other than through this offering.

Our President, Andrew Couvell, is willing to commit to loan us money for our operations until the offering has been completed or until the offering period has expired. There are no documents setting forth this agreement.

Pursuant to our verbal agreement with Mr. Couvell, if only nominal funds or no funds are raised in our offering then Mr. Couvell has agreed not to seek repayment of expenses that he has paid on our behalf and we will not be liable to Mr. Couvell or any other party for payment of expenses undertaken by Mr. Couvell on our behalf. If we do not raise the minimum amount in this offering, we wil not be able to satisfy our cash requirements and will immediately go out of business.

Currently, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise additional cash, then we will either have to suspend operations until we do raise sufficient cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, then these funds will be sufficient to fund our operations for approximately one to three months. Other than as described in this paragraph, we have no other financing plans.

As of the date of this report, we have not generated any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of October 31, 2006, our total assets were $4,547 and our total liabilities were $17,280, all of which is owed to Andrew Couvell, and is noted as a related party liability. Our President, Andrew Couvell's advances were used to pay legal fees, accounting fees, incorporation and corporate filing fees, and general and administrative expenses.

Mr. Couvell is willing to loan us funds needed to fund operations until the offering has been completed. Operations include, but are not limited to, filing reports with the Securities and Exchange Commission as well as business activities comtemplated by our business plan. Our current liabilities to Mr. Couvell do not have to be paid at this time, but may be repaid from the proceeds of this offering.

(Page 10)

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief
Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports is properly disclosed, and is submitted, processed, summarized and reported as and when required under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

(Page 11)

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 30, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-135225, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.
As of October 31, 2006 and up through December 12, 2006, we have not sold any shares in our public offering.

ITEM 6. EXHIBITS

The following Exhibits are attached hereto:

Exhibit No.        Document Description

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).



SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of December, 2006.


GREEN IRONS HOLDINGS CORP.

By: /s/ ANDREW COUVELL
        Andrew Couvell
        President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer


(Page 12)