Form 10QSB
period 2007-01-31
Green Irons Holdings Corp.
filed 2007-03-21
CIK 1360334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

__X__ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007.

       OR

_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

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

As of January 31, 2007, the Company had 5,000,000 shares issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL STATEMENT

ITEM 1 - Financial Statements............................................Page  3

ITEM 2 - Plan of Operation...............................................Page  9

ITEM 3 - Controls and Procedures.........................................Page 14

PART II - OTHER INFORMATION

ITEM 2 -  Changes in Securities and Use of Proceeds......................Page 14

ITEM 6 -  Exhibits.......................................................Page 15

PART I

ITEM 1. FINANCIAL STATEMENTS




                        GREEN IRONS HOLDINGS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                       JANUARY 31, 2007 AND APRIL 30, 2006

                                 GREEN IRONS HOLDINGS CORPORATION
                                  (A DEVELOPMENT STAGE COMPANY)
                                          Balance Sheets

                                              ASSETS


                                                                   January 31,       April 30,
                                                                      2007             2006
                                                                 --------------   --------------
                                                                   (Unaudited)
CURRENT ASSETS

   Cash                                                          $          362   $          494
   Prepaid expenses                                                           -           10,151
                                                                 --------------   --------------

     Total Current Assets                                                   362           10,645
                                                                 --------------   --------------

TOTAL ASSETS                                                     $          362   $       10,645
                                                                 ==============   ==============


                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                   January 31,       April 30,
                                                                      2007             2006
                                                                 --------------   --------------
                                                                   (Unaudited)

CURRENT LIABILITIES

   Accounts payable                                              $            8   $            -
   Notes payable- related party (Note 2)                                 21,053           12,185
                                                                 --------------   --------------

     Total Current Liabilities                                           21,061           12,185
                                                                 --------------   --------------

TOTAL LIABILITIES                                                        21,061           12,185
                                                                 --------------   --------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value, 100,000,000 shares
    authorized, 5,000,000 and 5,000,000 shares issued
    and outstanding, respectively                                         5,000            5,000
   Additional paid-in capital (deficit)                                  (3,254)          (4,500)
   Deficit accumulated during the development stage                     (22,445)          (2,040)
                                                                 --------------   --------------

     Total Stockholders' Equity (Deficit)                               (20,699)          (1,540)
                                                                 --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                              $          362   $       10,645
                                                                 ==============   ==============


            The accompanying notes are an integral part of these financial statements.

                                                3





                                 GREEN IRONS HOLDINGS CORPORATION
                                  (A DEVELOPMENT STAGE COMPANY)
                                     Statements of Operations
                                           (Unaudited)


                                                                               From Inception
                                        For the Three        For the Nine       on March 29,
                                         Months Ended        Months Ended       2006, through
                                       January 31, 2007    January 31, 2007    January 31, 2007
                                      ------------------  ------------------  ------------------

REVENUE                                $              -    $              -    $              -
                                      ------------------  ------------------  ------------------

EXPENSES

Professional and legal fees                       6,648              18,024              18,857
General and administrative                           18               1,116               2,323
                                      ------------------  ------------------  ------------------

Total Expenses                                    6,666              19,140              21,180
                                      ------------------  ------------------  ------------------

OTHER EXPENSE

Interest expense                                    514               1,265               1,265
                                      ------------------  ------------------  ------------------

Total Other Expense                                 514               1,265               1,265
                                      ------------------  ------------------  ------------------


LOSS BEFORE INCOME TAX EXPENSE                   (7,180)            (20,405)            (22,445)
                                      ------------------  ------------------  ------------------

Income tax expense                                    -                   -                   -
                                      ------------------  ------------------  ------------------

NET LOSS                               $         (7,180)   $        (20,405)   $        (22,445)
                                      ==================  ==================  ==================

BASIC AND FULLY DILUTED LOSS PER
   SHARE                               $          (0.00)   $          (0.00)
                                      ==================  ==================

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                         5,000,000           5,000,000
                                      ==================  ==================


     The accompanying notes are an integral part of these consolidated financial statements.

                                                4





                                    GREEN IRONS HOLDINGS CORPORATION
                                     (A DEVELOPMENT STAGE COMPANY)
                              Statements of Stockholders' Equity (Deficit)


                                                                                            Deficit
                                                                                          Accumulated
                                                  Common Stock                             During the
                                         -----------------------------      Paid-in       Development
                                             Shares          Amount         Capital          Stage
                                         -------------   -------------   -------------   -------------

Balance, March 29, 2006                             -     $         -     $         -     $         -
   (inception)

Common stock issued for cash
   At $0.0001 per share                     5,000,000           5,000          (4,500)              -

Net loss for the period ended
  April 30, 2006                                    -               -               -          (2,040)
                                         -------------   -------------   -------------   -------------

Balance, April 30, 2006                     5,000,000           5,000          (4,500)         (2,040)

Contribution of imputed interest
   on notes payable - related party                 -               -           1,246               -

Net loss for the nine months
  ended January 31, 2007
   (unaudited)                                      -               -               -         (20,405)
                                         -------------   -------------   -------------   -------------

Balance, January 31, 2007
   (unaudited)                              5,000,000     $     5,000     $    (3,254)    $   (22,445)
                                         =============   =============   =============   =============



               The accompanying notes are an integral part of these financial statements.

                                                   5





                                  GREEN IRONS HOLDINGS CORPORATION
                                   (A DEVELOPMENT STAGE COMPANY)
                                      Statements of Cash Flows
                                            (Unaudited)


                                                                                  From Inception
                                                               For the Nine        on March 29,
                                                               Months Ended       2006, through
                                                             January 31, 2007    January 31, 2007
                                                            ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $        (20,405)   $        (22,445)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
   Contribution of imputed interest on notes
     payable - related party                                            1,246               1,246
   Changes in assets and liabilities:
   (Increase) decrease in prepaid assets                               10,151                   -
   Increase in accounts payable                                             8                   8
                                                            ------------------  ------------------

   Net Cash Used by Operating Activities                               (9,000)            (21,191)
                                                            ------------------  ------------------

   CASH FLOWS FROM INVESTING ACTIVITIES                                    --                  --

   CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of stock                                         --                 500
   Proceeds from related party notes                                    8,868              21,053
                                                            ------------------  ------------------

   Net Cash Provided by Financing Activities                            8,868              21,553
                                                            ------------------  ------------------

   INCREASE (DECREASE) IN CASH                                           (132)                362

   CASH AT BEGINNING OF PERIOD                                            494                   -
                                                            ------------------  ------------------

   CASH AT END OF PERIOD                                     $            362    $            362
                                                            ==================  ==================


SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:

CASH PAID FOR:

Interest                                                     $             18    $             18
Income taxes                                                 $              -    $              -

                                                 6

                        GREEN IRONS HOLDINGS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                       January 31, 2007 and April 30, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The financial statements presented are those of Green Irons Holding Corporation (the Company). The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements. Operating results for the three and nine months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007.

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

         ACCOUNTS AND NOTES PAYABLE

         As of January 31, 2007, the Company has notes payable to an officer totaling $21,053. The notes are unsecured, due upon demand and have been imputing interest at the rate of 10% per annum. At January 31, 2007, the officer elected to contribute all of the $1,246 of imputed interest to capital.

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

                        GREEN IRONS HOLDINGS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                       January 31, 2007 and April 30, 2006

NOTE 3 - GOING CONCERN (CONTINUED)

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

         Management believes that the Company will be able to operate for the coming year by obtaining additional loans from Mr. Couvell, an officer of the Company and from proceeds raised from an offering of its common stock. However there can be no assurances that management's plans will be successful. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - SUBSEQUENT EVENTS

         During February and March 2007, the Company sold a total of 60,000 shares of common stock for cash of $6,000, or $0.10 per share. These shares were registered under a Form SB-2, deemed effective by the S.E.C. on November 30, 2006.

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

Plan of Operation

On November 30, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-135225, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share.

Assuming we raise a minimum amount of $10,000 in our public offering, of which there can be no assurance, then we believe we can satisfy our cash requirements for approximately one to three months. If we raise the maximum amount in our public offering, then we believe we can satisfy our cash requirements for approximately nine to twelve months. We will not be conducting any product research or development. We do not expect to purchase any significant equipment. Further, we do not expect significant changes in the number of employees.

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

Results of Operations

From Inception on March 29, 2006, to January 31, 2007.

During this period, we incorporated the company, hired an attorney, and hired an auditor for the purpose of assisting with preparation of our Form SB-2 registration statement. We have prepared an internal business plan. We have reserved the domain name "www.greenirons.com". Our loss since inception is $22,445.

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

Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $500 in cash, and during February and March 2007, the Company sold an additional 60,000 shares of unrestricted shares of common stock for cash of $6,000, or $0.10 per share. These shares were registered under a Form SB-2, deemed effective by the S.E.C. on November 30, 2006.

Liquidity and capital resources.

To meet our need for cash we are attempting to raise money from our public offering. If we raise a minimum amount of $150,000 in our public offering, of which there can be no assurance, we will implement the plan of operation described in numbered paragraphs 2,3,4 and 5 above. We cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully attract customers to utilize our services, then we may quickly use any proceeds from this offering and will need to find alternative financial sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. Currently, we have not made any arrangements to raise additional cash, other than through this offering.

Our President, Andrew Couvell, is willing to commit to loan us money for our operations until the offering has been completed or until the offering period has expired. There are no documents setting forth this agreement.

Pursuant to our verbal agreement with Mr. Couvell, if only nominal funds or no funds are raised in our offering then Mr. Couvell has agreed not to seek repayment of expenses that he has paid on our behalf and we will not be liable to Mr. Couvell or any other party for payment of expenses undertaken by Mr. Couvell on our behalf. If we do not raise at least $10,000 in this offering, we will not be able to satisfy our cash requirements and will rapidly go out of business.

Currently, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise additional cash, then we will either have to suspend operations until we do raise sufficient cash, or cease operations entirely. If we raise $10,000.00 from our public offering, then these funds will be sufficient to fund our operations for approximately one to three months. Other than as described in this paragraph, we have no other financing plans.

As of the date of this report, we have not generated any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of January 31, 2007, our total assets were $362 and our total liabilities were $21,061, of which $21,053 is owed to Andrew Couvell, and is noted as a related party liability. The notes are unsecured, due upon demand and have been imputing interest at the rate of 10% per annum. At January 31, 2007, the officer elected to contribute all of the $1,246 of imputed interest to capital. Our President, Andrew Couvell's advances were used to pay legal fees, accounting fees, incorporation and corporate filing fees, and general and administrative expenses.

Mr. Couvell is willing to loan us funds needed to fund operations until the offering has been completed. Operations include, but are not limited to, filing reports with the Securities and Exchange Commission as well as business activities contemplated by our business plan. Our current liabilities to Mr. Couvell do not have to be paid at this time, but may be repaid from the proceeds of this offering.

SUBSEQUENT EVENT

During February and March 2007, the Company sold a total of 60,000 shares of unrestricted common stock for cash of $6,000, or $0.10 per share. These shares were registered under a Form SB-2, deemed effective by the S.E.C. on November 30, 2006. This was accounted for as a sale of common stock.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 30, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-135225, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering. Subsequent to January 31, 2007, and through March 15, 2007, we have sold 60,000 shares in our public offering, raising a total of $6,000.00.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of March, 2007.


GREEN IRONS HOLDINGS CORP.

By: /s/ ANDREW COUVELL
        Andrew Couvell
        President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer