Form 10QSB/A
period 2006-10-31
Green Irons Holdings Corp.
filed 2007-07-31
CIK 1360334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 AMENDMENT NO. 1
                                  FORM 10-QSB/A


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_x_ No___

The Registrant is a Shell company. Yes_X__ No__

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

(Page 9)

Results of Operations

>From Inception on March 29, 2006, to October 31, 2006.

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



SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of July, 2007.


GREEN IRONS HOLDINGS CORP.

By: /s/ ANDREW COUVELL
        Andrew Couvell
        President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer


(Page 12)