Form 10QSB/A
period 2007-01-31
Green Irons Holdings Corp.
filed 2007-07-31
CIK 1360334

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

4. Approximately twelve months after we complete our offering, we expect to be hiring and training employees. Specifically, we anticipate hiring one secretary/receptionist at a monthly cost of approximately $750, one accountant/bookkeeper at a monthly cost of approximately $500, and one golf instructor. The golf instructor would be paid an agreed upon commission from revenue generated from each customer who pays for lessons and/or excursions In the event that we raise less than the maximum amount from this offering, then the amount of funds allocated for hiring and training employees would have to be reduced. With fewer or no employees, our officers/directors would be responsible for all aspects of our operations. This would likely limit our revenue potential since more time would be devoted to corporate and administrative matters rather than attracting customers. The result being that our operations would be scaled down since our officers/directors would be responsible for more aspects of our operations.

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

Results of Operations

>From Inception on March 29, 2006, to January 31, 2007.

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