Form 10KSB
period 2007-04-30
Green Irons Holdings Corp.
filed 2007-08-14
CIK 1360334

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: FOR THE FISCAL YEAR ENDED APRIL 30, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 333-135225

                           GREEN IRONS HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

                 NEVADA                                   98-0489669
State or other jurisdiction of incorporation   (IRS Employer Identification No.)
            or organization

                            PO BOX 561, HARBOUR GATES
                    PROVIDENCIALES, TURKS AND CAICOS ISLANDS
          (Address of principal executive offices, including zip code.)

                                 (649) 342-1526
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.001 PAR VALUE

Check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [ ]   NO [X]

Check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [ ]   NO [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the
Act).
YES [X]   NO [ ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of JULY 31, 2007: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of JULY 31, 2007: 5,888,950 SHARES OF COMMON STOCK.

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.       Business                                                        4
Item 2.       Description of Property                                         4
Item 3.       Legal Proceedings                                               10
Item 4.       Submission of Matters to a Vote of Security Holders             11

                                     PART II

Item 5.       Market for Common Stock and Related Stockholder Matters         11
Item 6.       Plan of Operations                                              12

                                    PART III

Item 7.       Financial Statements                                            16
Item 8.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        25
Item 8A.      Controls and Procedures                                         25
Item 8B.      Other Information                                               25
Item 9.       Directors, Executive Officers, Promoters and Control Persons    25
Item 10.      Executive Compensation                                          27
Item 11.      Security Ownership of Certain Beneficial Owners and Management  29
Item 12.      Certain Transactions and Related Transactions                   29

                                     PART IV

Item 13.      Exhibits                                                        30
Item 14.      Principal Accounting Fees and Services                          31

                                     PART 1
                                     ------

ITEM 1.       BUSINESS

GENERAL
-------

We were incorporated in the State of Nevada on March 29, 2006. We have not started operations. We are developing a website (www.greenirons.com) that will promote our business. We intend to engage in the business of providing golf lessons and excursions to individuals, companies, and tourists in Vancouver, British Columbia, and Providenciales, Turks & Caicos Islands. We have not generated any revenues and the only operation we have engaged in is the development of a business plan. We maintain our statutory registered agent's office at 8275 South Eastern Avenue, Suite 200-47, Las Vegas, Nevada, 89123. Our administrative office is located at PO Box 561, Harbour Gates, Providenciales, Turks & Caicos Islands. Our telephone number is (649) 342-1526. This is the home office of our Director, Sandy McDougall. We do not pay any rent to Mr. McDougall and there is no agreement to pay any rent in the future.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. We have not yet begun operations. Our plan of operation is forward looking and there is no assurance that we will ever begin operations.

We have not conducted any market research into the likelihood of success of our operations or the acceptance of our products or services by the public.

OUR STRATEGY
------------

We intend to establish a business that provides golf lessons and excursions to individuals, companies, and tourists in Vancouver, British Columbia, and Providenciales, Turks & Caicos Islands. "Excursions" refers to a customer playing one or more holes of golf with an instructor.

The precise focus of golf lessons will be determined by the customer. For example, the customer may prefer to learn how to be a better driver or putter. Individual golf lessons will be offered for 30 minutes, 60 minutes, and 90 minutes with the cost being $50 per 30 minutes plus any green fees or club fees that may apply. Group lessons, up to a maximum of 5 individuals, will also be offered at a cost of $40 per individual for 30 minutes plus any green fees or club fees that may apply. In Vancouver, British Columbia, lessons would take place at certain golf courses to be determined by us. There is currently only one golf course in Providenciales, Turks & Caicos Islands. In addition to individual and/or group lessons, customers would be offered the opportunity to play up to 18 holes with the golf instructor. During this time, the instructor would teach golfing skills. The cost would be $500 plus green fees for each round of 18 holes played. To further promote our business, customers in Vancouver, British Columbia, would be given promotional literature on our services offered in Providenciales, Turks & Caicos Islands, and customers in Providenciales, Turks & Caicos Islands, would be given promotional literature on our services offered in Vancouver, British Columbia.

In addition, we intend that our business will include creating, developing and selling, golf instructional videos to our customers and other interested parties. These videos would be developed as a series with each specific video focusing on issues such as swing technique, driving, putting, reading greens, and other issues related to the game of golf. Mr. Couvell, given his knowledge and ability as a golfer would be the instructor performing on each video. The videos would be promoted on our website and in our promotional literature and advertising. As of the date of this prospectus, we have not determined the exact cost of each video. However, we expect that a video would retail for approximately $20 although the exact retail sale price will not be determined until development and manufacturing, and marketing costs are determined.

As of the date of this report, we do not have any customers nor have we commenced with provision of any services or development of any golf instructional videos.

TARGET MARKET
-------------

Our target market will include local golfers in Vancouver, British Columbia, and Providenciales, Turks & Caicos Islands. As well, we will target tourists in these two cities, private and public companies, accounting firms, legal firms, banks, and brokerage firms.

REGULATORY REQUIREMENTS
-----------------------

We do not need to pursue nor satisfy any special licensing or regulatory requirements before establishing or delivering our intended services other than requisite business licenses. If new government regulations, laws, or licensing requirements are passed, in any jurisdiction that would cause us to restrict or eliminate delivery of any of our intended services, then our business would suffer. For example, if we were required to obtain a government issued license for the purpose of providing golf services, then we could not guarantee that we would qualify for such license. If such a licensing requirement existed, and we were not able to qualify, then our business would suffer. Presently, to the best of our knowledge, no such regulations, laws, or licensing requirements exist or are likely to be implemented in the near future in countries with a democratic political system, that would reasonably be expected to have a material impact on our sales, revenues, or income from our business operations.

MARKETING
---------

The company's business will be primarily dependent on local golfers and tourists. As a result, the company intends to establish strategic relationships with local golf courses whereby its services may be advertised, and with certain organizations that cater to the tourism industry such as tourist associations, hotels, cruise ships, and executive corporate planners. The company expects to publish marketing literature that will be freely distributed to, and by, these organizations. A negotiated commission will be paid to these providers for any business generated. We expect to place advertisements in industry trade publications for the purpose of furthering awareness of our Company and services offered. All of our printed promotional material will make mention of our website. Our website will describe our company and promote our services and any instructional videos. We intend to obtain preferential internet listings by utilizing search engines that accept payment for a preferred listing. We will consider providing links on our website to other golf/travel/tourism related websites. In exchange, the other golf/travel/ tourism related websites would link to our website. We may pay for advertisements of our services on other golf/travel/tourism related websites that have a strong record of substantial traffic. We will also consider accepting advertisements from other golf/travel/tourism related companies. Additional marketing activities will include direct mail and email, participation at industry events, and establishing and maintaining industry analyst relations.

REVENUE
-------

We intend to establish two revenue streams in the operation of our proposed business:

1. Providing golf lessons and excursions to individuals, companies, and tourists in Vancouver, British Columbia, and Providenciales, Turks & Caicos Islands. "Excursions" refers to a customer playing one or more holes of golf with an instructor. The cost of lessons and excursions is $50 per 30 minutes, plus any green fees or club fees that may apply, for individuals and $40 per individual for 30 minutes for group lessons up to a maximum of 5 individuals. Customers may play one 18-hole round of golf with the instructor for $500 plus green fees.

2. Creating, developing, and selling, golf instructional videos to our customers and other interested parties. Videos would be sold for a fixed fee of approximately $20.

COMPETITION
-----------

We expect to face significant competition in the golf instruction industry. This would include traditional instruction from golf professionals, golf academies and companies that sell instructional videos designed to assist golfers with their technique. Many of these competitors have greater financial, marketing and other resources, longer operating histories, stronger name recognition, and more experience in the golf instruction industry. We may not be able to compete successfully against such competitors in selling our services. Competitive pressures may also force down prices for our services and such price reductions would likely reduce our revenues. We cannot guarantee that we will succeed in marketing our services or generating revenues. In the event that we commence operations, we will compete directly with other companies that have developed similar business operations and who market and provide their services to our target customers. This competition could negatively affect our ability to secure and maintain customers. An inability to secure and/or maintain customers would negatively affect our ability to generate revenue. To compete successfully, we intend to rely upon Mr. Couvell's contacts within the golfing industry and his credentials as a golfer to generate business and both Mr. Couvell and Mr. McDougall for their business acumen to effectively manage company operations.

EMPLOYEES
---------

Mr. Andrew Couvell, our president, will be devoting approximately 10 hours per week of his time to our operations. Mr. Sandy McDougall, our secretary and treasurer, will be devoting approximately 5 hours per week of his time to our operations. As required by the extent of the Company's operations, Mr. Couvell and Mr. McDougall have agreed to devote additional time. Because Mr. Couvell and Mr. McDougall will be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Couvell and/or Mr. McDougall. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

INSURANCE
---------

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

EMPLOYEES; IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES
----------------------------------------------------------

We are a development stage company and currently have no employees, other than our officers and directors. We intend to hire additional employees on an as needed basis.

OFFICES
-------

Our administrative offices are currently located at PO Box 561, Harbour Gates, Providenciales, Turks and Caicos Islands. Our telephone number is (649) 342-1526. This is the home office of our Director, Sandy McDougall. We do not pay any rent to Mr. McDougall and there is no agreement to pay any rent in the future. As required by the development of Company operations, we expect to establish an office elsewhere in the future. As of the date of this report, we have not sought or selected a new office site.

GOVERNMENT REGULATION
---------------------

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and/or services.

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our advisory services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Other than the foregoing, no governmental approval is needed for the sale of our services and products.

 RISKS ASSOCIATED WITH GREEN IRONS HOLDINGS CORP.

1. WE HAVE NO OPERATING HISTORY. WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE. WE WILL GO OUT OF BUSINESS IF WE FAIL TO GENERATE SUFFICIENT REVENUE.

We do not have any operating history. We were founded on March 29, 2006, and from the date of inception to April 30, 2007, we had a net loss of $48,387. We expect to incur additional losses for the foreseeable future and will go out of business if we fail to generate sufficient revenue. Additional losses will result from costs and expenses related to:

- Implementing our business model;
- Leasing/purchasing equipment;
- Developing and marketing our services;
- Developing and maintaining our website; and
- Securing and retaining customers.

2. IF SUFFICIENT FUNDS ARE NOT AVAILABLE, THEN WE MAY NOT BE ABLE TO DEVELOP A CUSTOMER BASE, FUND OUR OPERATIONS, AND/OR RESPOND TO COMPETITIVE PRESSURES.

Our business may fail if we do not have sufficient funds to enable us to do one or more of the following: develop a customer base; fund our administrative and corporate expenses; or respond to competitive pressures such as a competitor business persuading potential customers to use their services. Our inability to effectively respond to competitors would represent a loss of potential revenue.

Currently, we do not have any commitments for additional financing. If additional financing were required, we cannot be certain that it would be available when and to the extent needed. As well, even if financing were available, we cannot be certain that it would be available on acceptable terms.

3. THE GOLF SERVICES INDUSTRY IS HIGHLY COMPETITIVE. IF WE CANNOT DEVELOP AND MARKET A DESIRABLE OFFERING OF GOLF SERVICES THAT THE PUBLIC IS WILLING TO PURCHASE, THEN WE WILL NOT BE ABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS WILL BE NEGATIVELY AFFECTED, AND WE MAY NOT BE ABLE TO GENERATE ANY REVENUES.

The golf services industry is intensely competitive and fragmented. It includes golf courses, companies, and individuals offering golf services and products. We will compete against many large well established golf courses, companies, and/or individuals with greater name recognition, a more comprehensive offering of products and services, and substantially more resources than ours, including financial and marketing. In addition to large, well established competitors, there are numerous smaller golf courses, companies, and/or individuals marketing golf services. Our competitors include all golf courses, companies, and/or individuals in British Columbia, and specifically in the Greater Vancouver region as well as the sole golf course, companies, and/or individuals in Providenciales, Turks & Caicos Islands. There can be no assurance that we can compete successfully in these markets. If we cannot successfully compete in this highly competitive industry, then we may not be able to generate revenues or become profitable. As a result, you may never be able to liquidate or sell any shares you purchase in this offering and, in this event, you would lose your entire investment.

4. WE DO NOT HAVE ANY CUSTOMERS.

We are in the development stage of our business and do not have any customers. Our president, Andrew Couvell, worked as a golf professional with Shaughnessy Golf and Country Club from 2002 through 2005. As well, Mr. Couvell was enrolled in the Canadian Professional Golfers Association ELITE (Enhanced Learning and Innovative Training) program. Mr. McDougall is a member of the Providenciales Chamber of Commerce and is a director of the Turks & Caicos Islands Hotel and Tourism Association. Our marketing plan will rely partly upon Mr. Couvell's expertise as well as Mr. McDougall's business connections to attract customers. However, there is no assurance or guarantee that this aspect of our marketing plan will be successful. Currently, efforts to attract potential customers to the company have been limited to Mr. Couvell and Mr. McDougall discussing the company's plans with their personal contacts. As of the date of this report, we have not implemented any other aspects of our marketing plan. If the company does not attract any customers, then we will not generate any revenue. If we do not generate any revenue, then our business will fail and you will lose your investment.

5. THERE ARE NO SUBSTANTIAL BARRIERS TO ENTRY INTO THE GOLF SERVICES INDUSTRY AND BECAUSE WE DO NOT CURRENTLY HAVE ANY PATENT OR TRADEMARK PROTECTION FOR OUR PROPOSED GOLF SERVICES, THERE IS NO GUARANTEE THAT SOMEONE ELSE WILL NOT DUPLICATE OUR IDEAS AND BRING THEM TO MARKET BEFORE WE DO, WHICH COULD SEVERELY LIMIT OUR PROPOSED SALES AND REVENUES.

We believe that our golf services and instructional videos will be marketable, however, we currently have no patents or trademarks for our golf services or a brand name. As our business operations become established, we may seek such protection, however, we currently have no plans to do so. Since we have no patent or trademark rights, unauthorized persons may attempt to copy aspects of our business, including website design or functionality, golf services information or marketing materials. Any encroachment upon our corporate information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

6. WEATHER CONDITIONS DO NEGATIVELY AFFECT THE GOLF SERVICES INDUSTRY AND COULD REDUCE AVAILABILITY OF OUR SERVICES AND LIMIT OUR PROPOSED SALES AND REVENUE.

Weather conditions such as rain, fog, frost, wind, and snow may affect the time available for the use of our services. Our competitors can be affected differently by weather conditions depending on the location of their operations. If our available days on the golf course are reduced, we may not be able to offer services to a sufficient number of customers that will allow us to be profitable. This would negatively affect our operating results.

7. WE CANNOT PREDICT WHEN OR IF WE WILL GENERATE REVENUES, WHICH COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

We have not yet attracted any customers nor manufactured or sold any golf instructional videos. We have not yet generated any revenues from operations. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business.

8. OUR SECRETARY, TREASURER, AND DIRECTOR, MR. MCDOUGALL, CURRENTLY OWNS 85% OF OUR OUTSTANDING SHARES OF COMMON STOCK. SUCH CONCENTRATED CONTROL OF THE COMPANY MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK. AS WELL, OUR OFFICERS AND DIRECTORS WILL BE ABLE TO ELECT ALL OF OUR DIRECTORS, CONTROL OUR OPERATIONS, AND INHIBIT YOUR ABILITY TO CAUSE A CHANGE IN THE COURSE OF THE COMPANY'S OPERATIONS.

Mr. McDougall, our secretary, treasurer, and director, beneficially owns 85% of our outstanding common stock. Such concentrated control of the company may adversely affect the price of our common stock. Note, however, that Mr. McDougall is not party to any voting agreement with any other individual or entity. Consequently, Mr. McDougall will be able to elect all of our directors, control our operations, and inhibit your ability to cause a change in the course of the company's operations. Our officers and directors may be able to exert significant influence, or even control, over matters requiring approval by our security holders, including the election of directors. Notably, shareholders will not have sufficient votes to cause the removal of Messrs. Couvell or McDougall in their capacity as officers, or, in the case of Mr. McDougall, as director. Such concentrated control may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into a different transaction which requires shareholder approval.

Our articles of incorporation do not provide for cumulative voting. Cumulative voting is a process that allows a shareholder to multiply the number of shares owned by the number of directors to be elected. The resulting number equals the total votes that a shareholder may cast for all of the directors. Those votes may be allocated in any manner to the directors being elected. Where cumulative voting is not allowed for, shareholders are not permitted to multiply the number of shares owned by the number of directors to be elected. Thus, the number of votes accorded to each shareholder is not increased. Consequently, minority shareholders will not be in a position to elect a director. Rather, directors will be elected on the basis of votes cast by the majority shareholders. And, as explained above, the majority shareholder prior to, and following, the closing date of the offering detailed in this prospectus will be Mr.
McDougall who will be the only individual in a position to elect directors. The minority shareholders will not have any control of the company and may not even be able to sell their shares if a market for such shares does not develop or is not maintained.

9. SERVICE OF PROCESS AGAINST EACH OF THE COMPANY'S DIRECTORS/OFFICERS MAY BE DIFFICULT. IF LEGAL PROCESS CANNOT BE EFFECTED, THEN THAT DIRECTOR/OFFICER CANNOT BE MADE A PARTY TO A LAWSUIT.

We are incorporated in the State of Nevada and maintain our registered office in Las Vegas, Nevada. Our registered office is authorized to accept service of all legal process upon the company. Currently, our administrative office is located in Providenciales, Turks & Caicos Islands. This office is authorized to accept service of all legal process upon the company. Mr. Couvell, our president, chief executive officer, chief financial officer, and principal accounting officer is currently a resident of Canada, and Mr. McDougall, our director, secretary, and treasurer, is a resident of the Turks & Caicos Islands. Though it is possible, it may be difficult for a resident of a country other than Canada to serve Mr. Couvell with service of process or other documentation. Similarly, though possible, it may be difficult for a resident of a country other than Turks & Caicos Islands to serve McDougall with service of process or other documentation. If service of process cannot be made as against Mr. Couvell and/or Mr. McDougall, then they cannot be made a party to a lawsuit. Similarly, though possible, it may be difficult for a resident of a country other than Canada or the Turks & Caicos Islands to obtain an attachment order with regard to those assets owned by the company that are situated in Canada or the Turks & Caicos Islands. Even if an attachment order, or any other type of court order is obtained, though it is possible, it may be difficult to enforce any such order either in Canada, or the Turks & Caicos Islands or, if possible, to enforce such order in the jurisdiction where the plaintiff resides.

10. WE HAVE NO EMPLOYEES AND ARE SIGNIFICANTLY DEPENDENT UPON OUR OFFICERS TO DEVELOP OUR BUSINESS. IF WE LOSE EITHER OF OUR OFFICERS OR IF OUR OFFICERS DO NOT ADEQUATELY DEVELOP OUR BUSINESS, THEN WE WILL GO OUT OF BUSINESS.

At the outset, our success will depend entirely on the ability of Messrs. Couvell and McDougall. We do not carry a "key person" life insurance policy on either Messrs. Couvell or McDougall. The loss of either Messrs. Couvell or McDougall could devastate our business. However, to be clear, neither Mr. Couvell nor Mr. McDougall has any current plans to leave the company. Despite Mr. Couvell's experience and background in golf, his business experience is limited and neither he nor the company can guarantee that any revenue will be generated. Neither Messrs. Couvell or McDougall has expertise in the area of website development or information technology and thus will rely upon the expertise of outside consultants to assist us with these matters. We currently have no employees and do not have employment agreements with either Mr. Couvell or Mr. McDougall. We rely almost exclusively upon our officers to meet our needs. Both Mr. Couvell and Mr. McDougall are engaged in work outside the company. This work limits the amount of time that each of them may devote to company matters. Initially, it is anticipated that Mr. Couvell will devote approximately 10 hours per week to the company, with additional time being devoted to the company as required by business operations. Mr. Couvell's primary responsibility with the company will include marketing the company's services while Mr. McDougall will be primarily relied upon for marketing and his knowledge of business and administration matters.

11. BECAUSE THERE DOES NOT EXIST A LIQUID SECONDARY MARKET FOR OUR COMMON STOCK, YOU MAY NOT BE ABLE TO SELL YOUR COMMON STOCK.

There is not currently a liquid secondary trading market for our common stock. Therefore, there is no central place, such as a stock exchange or electronic trading system, to sell your common stock. If you do want to sell your common stock, then you will be responsible for locating a buyer and finalizing terms of sale.

12. THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION IMPOSES ADDITIONAL SALES PRACTICE REQUIREMENTS ON BROKERS WHO DEAL IN SHARES THAT ARE PENNY STOCKS.

The United States Securities and Exchange Commission imposes additional sales practice requirements on brokers who deal in shares of stock that are penny stocks. As a result, some brokers may be unwilling to trade shares that are penny stocks. This means that you may have difficulty reselling your common stock and this may cause the price of the common stock to decline. Our common stock would be classified as penny stocks and are covered by Section 15(G) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from selling your shares and may cause the price of the shares to decline.

13. DUE TO THE LACK OF A MARKET FOR OUR SHARES, OUR SHARE PRICE WILL BE MORE VOLATILE. AS WELL, OUR STOCK IS HELD BY A SMALLER NUMBER OF INVESTORS THUS REDUCING THE LIQUIDITY OF OUR STOCK AND THE LIKELIHOOD THAT ANY ACTIVE TRADING MARKET WILL DEVELOP.

There does not exist a market for our common stock and we cannot assure you that any market will ever be developed or maintained. Currently, our stock is not listed on any established trading system. As of the date of this report, we have arranged for an authorized OTCBB market maker to sponsor our securities for listing on the OTCBB. However, we cannot provide for certain that our common stock will ever trade on the OTCBB. The fact that most of our stock is held by a small number of investors further reduces the liquidity of our stock and the likelihood that any active trading market will develop. The market for our common stock, if any, is likely to be volatile and many factors may affect the market. These include, for example: our success, or lack of success, in marketing our services; developing our client base; competition; government regulations; and fluctuating operating results.

14. SALES OF COMMON STOCK BY MR. MCDOUGALL MAY CAUSE THE MARKET PRICE FOR THE COMMON STOCK TO DECREASE.

A total of 5,000,000 shares of common stock were issued to Mr. McDougall in consideration for cash payment. Mr. McDougall is likely to sell a portion of his common stock if the market price increases above $0.10. If he does sell his common stock into the market, these sales may cause the market price of the common stock to decrease. However, all of the shares of common stock issued to Mr. McDougall are "restricted" securities as defined by Rule 144 of the Securities Act. This means that the common stock is eligible for sale subject to volume limitations, timing and manner of sale restrictions, and filing of notice requirements.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of our fiscal year ending 2007, there were no matters submitted to a vote of our shareholders.

                                     PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

HOLDERS

There are 39 holders of record for our common stock. One of our record holders is Mr. McDougall, our director, secretary, treasurer, who holds 5,000,000 restricted shares or 85% of our issued common stock.


DIVIDEND POLICY

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

SECTION 15(g) OF THE SECURITIES EXCHANGE ACT OF 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.     PLAN OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage corporation and have not started operations or generated or realized any revenues from our business operations.

We did not raise the maximum amount of cash from our initial offering. As a result, we will limit the amount of money devoted to developing our website; reduce our marketing and advertising budget; decrease the amount allocated to purchasing and/or leasing equipment and furniture; possibly eliminate plans to hire an employee; and attend fewer industry conferences. Our only source for cash at this time is investments by others in our company.

Mr. Couvell and Mr. McDougall are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

PLAN OF OPERATION
-----------------

We raised $88,950 in our public offering, As a result, we believe we can satisfy our cash requirements during the next 3 to 6 months. We will not be conducting any product research or development. We do not expect to purchase any significant equipment. Further we do not expect significant changes in the number of employees. Our specific goal is to profitably sell our services and products. We intend to accomplish the foregoing through the following milestones:

1. We intend to commence development of our website. Cost of development would be financed through proceeds raised from our offering. The costs would be paid to the website production company that undertakes the work on our behalf. Website development, maintenance and upgrade is an ongoing matter that will continue during the life of our operations.

2. We intend to finalize our marketing plans. We expect that our marketing literature will focus on the benefits to be obtained from using our services. In order of priority, our marketing efforts will be directed toward the following activities: development and distribution of marketing literature; promotion of our website including arranging for website listings; industry analyst relations. We expect that any costs incurred that are directly attributed to establishing and maintaining operations with industry analysts would be related to travel and communication; advertising, which will include direct mail and email promotion; and attendance and participation at industry events. The costs of implementing our marketing plans would be financed from net proceeds raised in our offering. The amount of funds allocated for marketing activity is limited by the amount of funds raised in our offering. Less funds available for marketing activity could negatively affect our ability to attract clientele and, consequently, our ability to generate revenue would be negatively affected. Marketing is an ongoing matter that will continue during the life of our operations.

3. We intend to acquire the equipment we need to begin operations. We do not intend to hire employees at this time. One or both of our officers and directors will handle our administrative duties.

If we are unable to negotiate suitable terms with any customers or prospective customers to enable us to attract clients to use our services, or if we are unable to sell products, then we may have to suspend or cease operations. The services that we intend to offer include providing golf lessons and excursions to individuals, companies, and tourists in Vancouver, British Columbia, and Providenciales, Turks & Caicos Islands. We also intend that our business will include creating, developing and selling, golf instructional videos to our customers and other interested parties.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL
------------------------------------------------------

There is no historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues. We did not raise the maximum amount of cash from our offering. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

To become profitable and competitive, we have to sell our services and products. We have no assurance that, if needed, future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

RESULTS OF OPERATIONS
---------------------

FROM INCEPTION ON MARCH 29, 2006 TO APRIL 30, 2007

During this period we incorporated the company, hired an attorney, hired an auditor, hired a transfer agent and arranged with a market maker to apply for a listing for the company on the over-the-counter-bulletin-board. We have prepared an internal business plan and our finalizing our marketing plan. We have reserved the domain name " www.greenirons.com" Our loss since inception is $48,387 , which primarily consisted of $17,500 for legal fees, $9,859 for audit fees, $6,260 for other professional fees and $2,788 for filing fees and general office costs. We have not completed items 1, 2, or 3 of our milestones previously described. Specifically, with reference to item 1, we have not hired a website production company. With reference to item 2, we have commenced any promotion, marketing, or advertising. With reference to item 3, we have not acquired any equipment.

Since inception, we sold 5,000,000 shares of common stock to our officers and director for $500.00 in cash. We sold an additional 888,950 shares of common stock through our public offering for proceeds of $88,950.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

To meet our need for cash, we raised funds through our public offering and intend to implement the plan of operation described in paragraphs 1, 2, and 3, above. We cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully attract customers to utilize our services or purchase our products, we may quickly use up the proceeds from the cash raised from the offering and will need to find alternative sources of financing, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

If we need additional cash and are not able to raise additional cash, then we will either have to suspend operations until we do raise the cash, or cease operations entirely. We expect the cash raised from our offering to last for between 3 to 6 months. Other than as described in this paragraph, we have no other financing plans.

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of April 30, 2007, our total assets were $89,052 and our total liabilities were $36,098, including $34,413 owed to Andrew Couvell, our president, for payments made to our attorney for fees and for the incorporation of the company, $7,568 for audit fees and $26,845 for accounts payable for filing and general office costs. As of April 30, 2007, we had cash of $89,052. Our current liabilities to Mr. Couvell do not have to be paid at this time. Our related party liabilities consist of money advanced by our president, Mr. Couvell.

                                    PART III

ITEM 7.     FINANCIAL STATEMENTS




                        GREEN IRONS HOLDINGS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                             APRIL 30, 2007 AND 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors
Green Irons Holdings Corporation
(A Development Stage Company)
Harbour Gates, Providenciales

We have audited the accompanying balance sheets of Green Irons Holdings Corporation (a development stage company) as of April 30, 2007 and 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended, and from inception of the development stage on March 29, 2006 through April 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Irons Holdings Corporation (a development stage company) as of April 30, 2007 and 2006, and from inception on March 29, 2006 through April 30, 2007, and the results of its operations and its cash flows for the years then ended, and from inception of the development stage on March 29, 2006 through April 30, 2007, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered significant recurring losses from operations and has no established source of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
August 6, 2007


                        GREEN IRONS HOLDINGS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                                  April 30,
                                                          -----------------------
                                                            2007            2006
                                                          --------       --------
CURRENT ASSETS
   Cash                                                   $ 89,052       $    494
   Prepaid expenses                                             --         10,151
                                                          --------       --------

     Total Current Assets                                   89,052         10,645
                                                          --------       --------

TOTAL ASSETS                                              $ 89,052       $ 10,645
                                                          ========       ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


                                                                  April 30,
                                                          -----------------------
                                                            2007            2006
                                                          --------       --------
CURRENT LIABILITIES

   Accounts payable                                       $  1,685       $     --
   Notes payable- related party (Note 2)                    34,413         12,185
                                                          --------       --------

     Total Current Liabilities                              36,098         12,185
                                                          --------       --------

TOTAL LIABILITIES                                           36,098         12,185
                                                          --------       --------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value, 100,000,000 shares
    authorized, 5,888,950 and 5,000,000 shares issued
    and outstanding, respectively                            5,889          5,000
   Additional paid-in capital (deficit)                     95,452         (4,500)
   Deficit accumulated during the development stage        (48,387)        (2,040)
                                                          --------       --------

     Total Stockholders' Equity (Deficit)                   52,954         (1,540)
                                                          --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                       $ 89,052       $ 10,645
                                                          ========       ========

   The accompanying notes are an integral part of these financial statements.



                        GREEN IRONS HOLDINGS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations


                                                                         From Inception
                                      For the Years Ended April 30,       on March 29,
                                      -----------------------------      2006, Through
                                          2007              2006         April 30, 2007
                                      -----------       -----------       -----------

REVENUE                               $        --       $        --       $        --
                                      -----------       -----------       -----------

EXPENSES

  Professional and legal fees              32,786               833            33,619
  Salary and wages                          9,616                --             9,616
  General and administrative                1,581             1,207             2,788
                                      -----------       -----------       -----------
    Total Expenses                         43,983             2,040            46,023
                                      -----------       -----------       -----------

OTHER EXPENSE

  Interest expense                          2,364                --             2,364
                                      -----------       -----------       -----------

    Total Other Expense                     2,364                --             2,364
                                      -----------       -----------       -----------



LOSS BEFORE INCOME TAX EXPENSE            (46,347)           (2,040)          (48,387)
                                      -----------       -----------       -----------

  Income tax expense                           --                --                --
                                      -----------       -----------       -----------

NET LOSS                              $   (46,347)      $    (2,040)      $   (48,387)
                                      ===========       ===========       ===========
BASIC AND FULLY DILUTED LOSS PER
   SHARE                              $     (0.01)      $     (0.00)
                                      ===========       ===========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                   5,044,532         5,000,000
                                      ===========       ===========

   The accompanying notes are an integral part of these financial statements.



                                  GREEN IRONS HOLDINGS CORPORATION
                                    (A DEVELOPMENT STAGE COMPANY)
                            Statements of Stockholders' Equity (Deficit)


                                                                                         Deficit
                                                                                       Accumulated
                                                Common Stock                           During the
                                         ------------------------        Paid-in       Development
                                            Shares        Amount         Capital          Stage

Balance, March 29, 2006                         --      $      --      $      --       $      --
   (inception)

Common stock issued for cash
   At $0.0001 per share                  5,000,000          5,000         (4,500)             --

Net loss for the period ended
  April 30, 2006                                --             --             --          (2,040)
                                         ---------      ---------      ---------       ---------
Balance, April 30, 2006                  5,000,000          5,000         (4,500)         (2,040)

Contribution of imputed interest
   on notes payable - related party             --             --          2,330              --

Contribution of services
   - related party                              --             --          9,616              --

Common stock issued for cash
   At $0.10 per share                      888,950            889         88,006              --

Net loss for the year ended
  April 30, 2007                                --             --             --         (46,347)
                                         ---------      ---------      ---------       ---------

Balance, April 30, 2007                  5,888,950      $   5,889      $  95,452       $ (48,387)
                                         =========      =========      =========       =========

   The accompanying notes are an integral part of these financial statements.



                                  GREEN IRONS HOLDINGS CORPORATION
                                    (A DEVELOPMENT STAGE COMPANY)
                                      Statements of Cash Flows


                                                                               From Inception
                                                For the Years Ended April 30,   on March 29,
                                                -----------------------------  2006, through
                                                    2007            2006       April 30, 2007
                                                  ---------       ---------    --------------

CASH FLOWS FROM OPERATING
   ACTIVITIES

   Net loss                                       $ (46,347)      $  (2,040)      $ (48,387)

   Adjustments to reconcile net loss to net
     cash used by operating activities:
   Contribution of imputed interest on notes
     payable - related party                          2,330              --           2,330
   Contribution of salary payable - related
     party                                            9,616              --           9,616
   Changes in assets and liabilities:
   (Increase) decrease in prepaid assets             10,151         (10,151)             --
   Increase (decrease) in accounts payable            1,685              --           1,685
                                                  ---------       ---------       ---------
   Net Cash Used by Operating Activities            (22,565)        (12,191)        (34,756)
                                                  ---------       ---------       ---------

   CASH FLOWS FROM INVESTING
       ACTIVITIES                                        --              --              --
                                                  ---------       ---------       ---------

   CASH FLOWS FROM FINANCING
     ACTIVITIES

   Proceeds from issuance of stock                   88,895             500          89,395
   Proceeds from related party notes                 22,228          12,185          34,413
                                                  ---------       ---------       ---------

   Net Cash Provided by Financing Activities        111,123          12,685         123,808
                                                  ---------       ---------       ---------

   INCREASE (DECREASE) IN CASH                       88,558             494          89,052

   CASH AT BEGINNING OF PERIOD                          494              --              --
                                                  ---------       ---------       ---------

   CASH AT END OF PERIOD                          $  89,052       $     494       $  89,052
                                                  =========       =========       =========

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:

CASH PAID FOR:

Interest                                          $      18       $      --       $      18
Income taxes                                      $      --       $      --       $      --

   The accompanying notes are an integral part of these financial statements.

                        GREEN IRONS HOLDINGS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                             April 30, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization

     Green Irons Holdings Corporation (the Company) was incorporated in Nevada on March 29, 2006, for the purpose of providing golf consulting services and manufacturing golf instructional material and equipment. The Company is in the development stage and has elected April 30 as its fiscal year end.

     b.   Basis of Presentation

     The Company uses the accrual method of accounting for financial purposes and has elected April 30 as its year-end.

     c.   Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosers. Accordingly, actual results could differ from those estimates.

     d.   Fixed Assets

     Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined on a straight-line basis over the expected useful lives.

     The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment.

     e.   Long-Lived Assets

     The Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 develops one accounting model (based on the model in SFAS
     121) for long-lived assets that are to be disposed of by sale, and addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. This requirement eliminates APB30's requirement that discontinued operations be measured at net realizable value or that entities include under discontinued operations in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

     f.   Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, including cash, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

     g.   Revenue

     The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has not generated any revenue since its inception.

                        GREEN IRONS HOLDINGS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                             April 30, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     h.   Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

     i.   Recent Accounting Pronouncements

     On December 16, 2004 the FASB issued SFAS No. 123(R), "Share-Based Payment" (SFAS 123(R)), which is an amendment to SFAS No. 123, "Accounting for Stock- Based Compensation". SFAS 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and generally requires such transactions to be accounted for using a fair-value based method with the resulting cost recognized in the financial statements. SFAS 123(R) is effective for awards that are granted, modified or settled in cash during the first annual period beginning after June 15, 2005, or the year ending April 30, 2006 for the Company. In addition, this new standard will apply to unvested options granted prior to the effective date. The effect of adoption of SFAS 123(R) did not have a material impact on the Company.

     In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections" (SFAS 154). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non- financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The effect of adoption of SFAS 154 did not have a material impact on the Company.

     In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS 155), which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125." SFAS 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The effect of adoption of SFAS 155 is not anticipated to have a material impact on the Company.

     In March of 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140" (SFAS 156). SFAS 156 amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer's financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities, and (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS 156 is effective for all servicing assets and liabilities as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The effect of adoption of SFAS 156 is not anticipated to have a material impact on the Company.

                        GREEN IRONS HOLDINGS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                             April 30, 2007 and 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     j.   Recent Accounting Pronouncements (Continued)

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The effect of adoption of FIN 48 is not anticipated to have a material impact on the Company.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, SFAS 157 clarifies and codifies related guidance within other generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The effect of adoption of SFAS 157 is not anticipated to have a material impact on the Company.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also eliminates the option in SFAS 87 to measure plan assets and obligations up to three months prior to the financial statement date. SFAS 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 did not have an impact to the Company.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the first fiscal year beginning after November 15, 2007. The effect of adoption of SFAS 159 is not anticipated to have a material impact on the Company.

     j.   Basic Loss Per Share

     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

                                  For the Years Ended April 30,
                                  -----------------------------
                                     2007              2006
                                 -----------       -----------

     Net loss                    $   (46,347)      $    (2,040)


     Weighted average number
     of shares outstanding         5,044,532         5,000,000
                                 -----------       -----------


     Net loss per share          $     (0.01)      $     (0.00)
                                 ===========       ===========


     Net loss per share is computed in accordance with SFAS No. 128, "Earning Per Share", by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. During each year presented the Company has outstanding equity instruments which have not been used in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive.

                        GREEN IRONS HOLDINGS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                             April 30, 2007 and 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     k.   Provision for Taxes

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Net deferred tax assets and liabilities consist of the following components as of April 30:

                                                    2007            2006
                                                  --------       --------
     Deferred tax assets:

     NOL carryover                                $ 14,215       $    800

     Deferred tax assets:
     Accrued Liabilities                               910             --

     Deferred tax liabilities:                          --             --

     Valuation allowance                           (15,125)          (800)
                                                  --------       --------
     Net deferred tax assets and liabilities      $     --       $     --
                                                  ========       ========


     The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended April 30, 2007 and 2006 due to the following:

                                                    2007           2006
                                                  --------       --------
     Book income (loss)                           $(18,075)      $   (800)
     Contributed services                            3,750             --
     Valuation allowance                            14,325            800
                                                  --------       --------
                                                  $     --       $     --
                                                  ========       ========

     At April 30, 2007, the Company had net operating loss carryforwards of approximately $36,000 that may be offset against future taxable income from the year 2007 through 2027. No tax benefit has been reported in the April 30, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.


NOTE 2 - RELATED PARTY TRANSACTIONS

     Common Stock
     ------------

     On March 29, 2006, corporate officer Andrew Couvell acquired all 5,000,000 of the Company's outstanding common stock at a price of $0.0001 per share, or $500.

     On May 23, 2006, corporate officer Andrew Couvell transferred 2,500,000 personally held shares of the

                        GREEN IRONS HOLDINGS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                             April 30, 2007 and 2006


NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

     Common Stock (Continued)
     ------------

     Company's common stock to corporate officer and director Sandy McDougall for $250.

     On August 9, 2006, corporate officer Andrew Couvell transferred 2,500,000 personally held shares of the Company's common stock to corporate officer and director Sandy McDougall for $250.

     On April 2, 2007, the Company sold 313,200 shares of its common stock for cash of $31,320, or $0.10 per share.

     On April 17, 2007, the Company sold 575,750 shares of its common stock for cash of $57,575, or $0.10 per share.

     On April 30, 2007, the Company's two officers and directors contributed a total of $9,616 in services to capital, which represents each having 200 hours worked during the year at an annual salary of $50,000.

     Accounts and Notes Payable
     --------------------------

     As of April 30, 2007 and 2006, the Company had notes payable to an officer totaling $34,413 and $12,185, respectively. The notes are unsecured, due upon demand and have been imputing interest at the rate of 10% per annum. At April 30, 2007, the officer elected to contribute all of the $2,330 of imputed interest to capital.

NOTE 3 - GOING CONCERN

     The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern.

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

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disputes or disagreements with our accountants or accounting and financial disclosure. Our Certified Public Accountants are HJ & Associates, LLC, Certified Public Accountants, 600-50 West Broadway, Salt Lake City, Utah, 84101.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 8B.     OTHER INFORMATION.

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our officers and directors will serve until their respective successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and director is set forth below:

NAME AND ADDRESS                 AGE               POSITION(S)

Andrew Couvell                   37          President, Chief Executive Officer,
2827 West 42nd Street                        Chief Financial Officer, Principal
Vancouver, BC                                Accounting Officer
V6N 3G7 Canada

Sandy McDougall                  60          Secretary, Treasurer, and a
PO Box 561, Harbour Gates                    member of the Board of Directors
Providenciales
Turks and Caicos Islands

Mr. Couvell has held his offices/positions since inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders. Mr. McDougall has held his offices/position since May 23, 2006, and is expected to hold his offices/positions until the next annual meeting of our stockholders

ANDREW COUVELL: PRESIDENT, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER

Since 2006, Mr. Couvell has operated as a sole proprietor offering business consulting services to aspiring golfers. From 2002 through 2005, Mr. Couvell was employed as a golf professional at Shaughnessy Golf and Country Club(Shaughnessy), located in Vancouver, British Columbia, Canada. Shaughnessy was established as a private institution in 1911. Shaughnessy has hosted many Canadian and Pacific Northwest golf championships and, most recently, hosted the 2005 Bell Canadian Open. In 2003 and 2004, Mr. Couvell has enrolled in the Canadian Professional Golfers Association (CPGA) ELITE (Enhanced Learning and Innovative Training) program. The ELITE program is the CPGA's apprenticeship program that involves an intensive eight stage process that provides aspiring Canadian PGA professionals the opportunity to acquire the knowledge and skills necessary for success in the golf industry through formal education studies, teaching certification, professional development and golf specific workshop studies. From 1998 through 2001, Mr. Couvell was the manager of operations and customer service at The Sports Exchange, a private sports equipment retailer located in Vancouver, British Columbia, Canada. Mr. Couvell attended Queens University, in Kingston, Ontario, from 1989-1992, where he was enrolled in the Bachelor of Arts program. Mr. Couvell devotes approximately 10 hours per week to Green Irons Holdings Corp. and will devote additional time as required. Mr. Couvell is not an officer or director of any other reporting company.

SANDY MCDOUGALL: SECRETARY, TREASURER, AND DIRECTOR

Since February 2006, Mr. McDougall has managed his family's investment portfolio. From 2001 through January 2006, Mr. McDougall was employed as General Manager for the Providenciales Airport Company in Providenciales, Turks & Caicos Islands. From 1997 to 2001, Mr. McDougall was employed as vice-president of business development and marketing with YHM Airport Services in Hamilton, Ontario, Canada. From 1995 to 1997, McDougall was the director of sales and marketing with the Westin Bayshore Hotel in Vancouver. From 1991 to 1994, Mr. McDougall was an executive director with Bahamas Air in Nassau, Bahamas. From 1987 to 1991, Mr. McDougall was the vice-president of Commercial Services with Air BC, a former division of Air Canada. Mr. McDougall graduated from the faculty of commerce at Concordia University in Montreal, Quebec, Canada, in 1967. Mr. McDougall obtained his Bachelor of Science, Honours, Economics and Mathematics, in 1973 from Simon Fraser University in Burnaby, British Columbia, Canada. Currently, Mr. McDougall is a member of the Providenciales Chamber of Commerce and is a director of the Turks & Caicos Islands Hotel and Tourism Association. Mr. McDougall devotes approximately 5 hours per week to Green Irons Holdings Corp. and will devote additional time as required. Mr. McDougall is not an officer or director of any other reporting company.

AUDIT COMMITTEE AND CHARTER

We do not have a separately designated audit committee of the board or any other board-designated committee. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. Our sole director, Mr. McDougall, also holds positions as an officer. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have not commenced operations, at the present time, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

DISCLOSURE COMMITTEE AND CHARTER

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

We are not subject to Section 16(a) of the Securities Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on March 29, 2006, through April 30, 2007, for our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.


                           SUMMARY COMPENSATION TABLE

                                                                            LONG TERM COMPENSATION
                                                  ANNUAL COMPENSATION       AWARDS      PAYOUTS
                                                                            SECURITIES
NAMES                                             OTHER      UNDER          RESTRICTED           OTHER
EXECUTIVE                                         ANNUAL     OPTIONS/       SHARES OR            ANNUAL
OFFICER AND                                       COMPEN-    SARS           RESTRICTED  LTIP     COMPEN-
PRINCIPAL            YEAR   SALARY  BONUS         SATION     GRANTED        SHARE/UNITS PAYOUTS  SATION
POSITION            ENDED    (US$)  (US$)          (US$)      (#)             (US$)     (US$)    (US$)
--------            -----    -----  -----          -----      ---             -----     -----    -----
Andrew Couvell       2007       0      0           0            0              0           0        0
President, CEO,      2006       0      0           0            0              0           0        0
CFO, Principal
Accounting Officer

Sandy McDougall      2007       0      0           0            0              0           0        0
Secretary,           2006       0      0           0            0              0           0        0
Treasurer,
Director

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

COMPENSATION OF DIRECTORS

Our directors do not receive any compensation for serving as a member of the board of directors.

INDEMNIFICATION

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address             Beneficial Ownership       Percentage of
Beneficial Owner                                        Outstanding Shares

Sandy McDougall (1)          5,000,000                   85%
P.O. Box 561
Harbour Gates
Providenciales
Turks & Caicos Islands

(1) Sandy McDougall may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct stock holdings. Mr. McDougall is the only "promoter" of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March, 2006, we issued a total of 5,000,000 shares of restricted common stock to Andrew Couvell, our president, in consideration of $500 cash. In May, 2006, Andrew Couvell sold 2,500,000 of his common stock to Mr. Sandy McDougall, in consideration for $250 cash. In August, 2006, Andrew Couvell sold his remaining 2,500,000 of common stock to Mr. Sandy McDougall, in consideration for $250 cash.

Mr. Couvell has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of April 30, 2007, Mr. Couvell advanced us $34,413 for our benefit. Mr. Couvell has the right to obtain repayment from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Mr. Couvell. The obligation to Mr. Couvell does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Couvell or the repayment of the funds to Mr. Couvell. The entire transaction was verbal. At April 30, 2007, Mr. Couvell elected to contribute all of the $2,330 of imputed interest to capital.

                                     PART IV

ITEM 13.     EXHIBITS

EXHIBITS

The following Exhibits 3.01-3.03 are incorporated herein by reference from our Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-135225, filed on November 16, 2006. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

EXHIBIT NO.                 DOCUMENT DESCRIPTION

3.01                        Articles of Incorporation.
3.02                        Certificate of Amendment to Articles of
                            Incorporation
3.03                        Bylaws

The following documents are included herein:

EXHIBIT NO.                 DOCUMENT DESCRIPTION

14.1                        Code of Ethics.
31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d- 15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2 Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d- 15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
99.1                        Disclosure Committee Charter.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

       2007   $9,200 HJ & Associates, LLC, Certified Public Accountants
       2006   $3,000 HJ & Associates, LLC, Certified Public Accountants

(2) AUDIT-RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

       2007   $0     HJ & Associates, LLC, Certified Public Accountants
       2006   $0     HJ & Associates, LLC, Certified Public Accountants

(3) TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

       2007   $380   HJ & Associates, LLC, Certified Public Accountants
       2006   $0     HJ & Associates, LLC, Certified Public Accountants

(4) ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

       2007   $0     HJ & Associates, LLC, Certified Public Accountants
       2006   $0     HJ & Associates, LLC, Certified Public Accountants

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of August, 2007.

                                       GREEN IRONS HOLDINGS CORP.

                                       BY:    /s/ ANDREW COUVELL
                                              ----------------------------------
                                              Andrew Couvell, President,
                                              Chief Executive Officer, Chief
                                              Financial Officer, Principal
                                              Accounting Officer

                                       BY:    /s/ SANDY MCDOUGALL
                                              ----------------------------------
                                              Sandy McDougall
                                              Secretary, Treasurer, and
                                              a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

SIGNATURES                           TITLES                            DATE

/s/ ANDREW COUVELL      President, Chief Executive Officer        August 9, 2007
----------------------  Chief Financial Officer, Principal
Andrew Couvell          Accounting Officer


/s/ SANDY MCDOUGALL     Secretary, Treasurer, and                 August 9, 2007
----------------------  a member of the Board of Directors
Sandy McDougall