Form 10QSB
period 2007-07-31
Green Irons Holdings Corp.
filed 2007-09-27
CIK 1360334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

         OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _________ to ___________

Commission file number: 333-135225

                           GREEN IRONS HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State of other jurisdiction of incorporation or organization)

                                   98-0489669
                      (IRS Employer Identification Number)

                            PO Box 561, Harbour Gates
                    Providenciales, Turks and Caicos Islands
                    (Address of principal executive offices)

                                 (649) 342-1526
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 15, 2007: 5,888,950 common shares outstanding.

Transitional Small Business Disclosure Format (Check one):     Yes [ ]    No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              The accompanying unaudited interim financial statements of Green Irons Holdings Corporation ("Green Irons") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Green Irons' Form 10-KSB filing with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported as reported in the Form 10-KSB filing with the SEC have been omitted.

                        GREEN IRONS HOLDINGS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                        JULY 31, 2007 AND APRIL 30, 2007

                        GREEN IRONS HOLDINGS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                           July 31,    April 30,
                                                            2007         2007
                                                           --------    --------
                                                         (Unaudited)
CURRENT ASSETS

   Cash                                                    $ 69,618    $ 89,052
                                                           --------    --------

     Total Current Assets                                    69,618      89,052
                                                           --------    --------

TOTAL ASSETS                                               $ 69,618    $ 89,052
                                                           ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                           July 31,    April 30,
                                                            2007         2007
                                                           --------    --------
                                                         (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                        $  2,847    $  1,685
   Notes payable- related party (Note 2)                     34,413      34,413
                                                           --------    --------

     Total Current Liabilities                               37,260      36,098
                                                           --------    --------

TOTAL LIABILITIES                                            37,260      36,098
                                                           --------    --------

STOCKHOLDERS' EQUITY

   Common stock, $0.001 par value, 100,000,000 shares
    authorized, 5,888,950 and 5,888,950 shares issued
    and outstanding, respectively                             5,889       5,889
   Additional paid-in capital                                98,716      95,452
   Deficit accumulated during the development stage         (72,247)    (48,387)
                                                           --------    --------

     Total Stockholders' Equity                              32,358      52,954
                                                           --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 69,618    $ 89,052
                                                           ========    ========

   The accompanying notes are an integral part of these financial statements.



                        GREEN IRONS HOLDINGS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations
                                   (Unaudited)


                                      For the Three Months Ended  From Inception
                                                July 31,            on March 29,
                                      --------------------------   2006, through
                                         2007            2006      July 31, 2007
                                      -----------    -----------    -----------

REVENUE                               $        --    $        --    $        --
                                      -----------    -----------    -----------

EXPENSES

   Professional and legal fees             20,493          6,166         54,112
   Salary and wages                         2,404             --         12,020
   General and administrative                  49             96          2,837
                                      -----------    -----------    -----------

      Total Expenses                       22,946          6,262         68,969
                                      -----------    -----------    -----------

OPERATING LOSS                            (22,946)        (6,262)       (68,969)
                                      -----------    -----------    -----------

OTHER EXPENSES

   Interest expense                          (914)            --         (3,278)
                                      -----------    -----------    -----------

      Total Other Expenses                   (914)            --         (3,278)
                                      -----------    -----------    -----------

LOSS BEFORE INCOME TAX EXPENSE            (23,860)        (6,262)       (72,247)

   Income tax expense                          --             --             --
                                      -----------    -----------    -----------

NET LOSS                              $   (23,860)   $    (6,262)   $   (72,247)
                                      ===========    ===========    ===========

BASIC AND FULLY DILUTED LOSS PER
   SHARE                              $     (0.00)   $     (0.00)
                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                          5,888,950      5,000,000
                                      ===========    ===========


   The accompanying notes are an integral part of these financial statements.



                        GREEN IRONS HOLDINGS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  Statements of Stockholders' Equity (Deficit)

                                                                            Deficit
                                                                          Accumulated
                                          Common Stock                     During the
                                      ---------------------    Paid-in    Development
                                        Shares     Amount      Capital       Stage
                                      ---------   ---------   ---------    ---------

Balance, March 29, 2006                      --   $      --   $      --    $      --
  (inception)

Common stock issued for cash
  At $0.0001 per share                5,000,000       5,000      (4,500)          --

Net loss for the period ended
  April 30, 2006                             --          --          --       (2,040)
                                      ---------   ---------   ---------    ---------
Balance, April 30, 2006               5,000,000       5,000      (4,500)      (2,040)

Contribution of imputed interest
  on notes payable - related party           --          --       2,330           --

Contribution of salaries
  - related party                            --          --       9,616           --

Common stock issued for cash
  At $0.10 per share                    888,950         889      88,006           --

Net loss for the year ended
  April 30, 2007                             --          --          --      (46,347)
                                      ---------   ---------   ---------    ---------

Balance, April 30, 2007               5,888,950       5,889      95,452      (48,387)

Contribution of imputed interest
  on notes payable - related
  party (unaudited)                          --          --         860           --

Contribution of salaries
  - related party (unaudited)                --          --       2,404           --

Net loss for the three months
  ended July 31, 2007
  (unaudited)                                --          --          --      (23,860)
                                      ---------   ---------   ---------    ---------

Balance, July 31, 2007
  (unaudited)                         5,888,950   $   5,889   $  98,716    $ (72,247)
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


                                GREEN IRONS HOLDINGS CORPORATION
                                  (A DEVELOPMENT STAGE COMPANY)
                                    Statements of Cash Flows
                                           (Unaudited)

                                              For the Three Months Ended    From Inception
                                                       July 31,              on March 29,
                                              --------------------------     2006, through
                                                 2007            2006        July 31, 2007
                                              ----------      ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                   $  (23,860)     $   (6,262)     $   (72,247)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
   Contribution of imputed interest on
     notes payable - related party                   860              --            3,190
   Contribution of salaries -
     related party                                 2,404              --           12,020
   Changes in assets and liabilities:
   (Increase) decrease in prepaid
     assets                                           --           3,130               --
   Increase (decrease) in accounts
     payable                                       1,162              36            2,847
                                              ----------      ----------      -----------

   Net Cash Used by Operating
     Activities                                  (19,434)         (3,096)         (54,190)
                                              ----------      ----------      -----------

   CASH FLOWS FROM INVESTING ACTIVITIES               --              --               --
                                              ----------      ----------      -----------

   CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of stock                    --              --           89,395
   Proceeds from related party notes                  --           3,000           34,413
                                              ----------      ----------      -----------

   Net Cash Provided by Financing
     Activities                                       --           3,000          123,808
                                              ----------      ----------      -----------

   INCREASE (DECREASE) IN CASH                   (19,434)            (96)          69,618

   CASH AT BEGINNING OF PERIOD                    89,052             494               --
                                              ----------      ----------      -----------

   CASH AT END OF PERIOD                      $   69,618      $      398      $    69,618
                                              ==========      ==========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest                                      $       53      $       --      $        71
Income tax                                    $       --      $       --      $        --



           The accompanying notes are an integral part of these financial statements.

                                               5

                        GREEN IRONS HOLDINGS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                        July 31, 2007 and April 30, 2007

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The financial statements presented are those of Green Irons Holdings Corporation (the Company). The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements. Operating results for the three months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008.

NOTE 2 -      RELATED PARTY TRANSACTIONS

              Salaries
              --------

              On July 31, 2007, the Company's two officers and directors contributed a total of $2,404 of accrued salaries to capital, which represents each having 50 hours worked during the quarter at an annual salary of $50,000.

              Accounts and Notes Payable
              --------------------------

              As of July 31, 2007, the Company had notes payable to an officer totaling $34,413. The notes are unsecured, due upon demand and have been imputing interest at the rate of 10% per annum. At July 31, 2007, the officer elected to contribute $860 of interest imputed during the quarter to capital.

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

                        GREEN IRONS HOLDINGS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                        July 31, 2007 and April 30, 2007

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended July 31, 2007. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

The Company was incorporated in the State of Nevada on March 29, 2006. The Company remains in the development stage of its business which is expected to include: (1) providing golf lessons and excursions to individuals, companies, and tourists in Vancouver, British Columbia, and Providenciales, Turks & Caicos Islands. "Excursions" refers to a customer playing one or more holes of golf with an instructor; and (2) creating, developing, and selling, golf instructional videos to our customers and other interested parties. The Company owns the rights to an interest domain name through which it intends to market its services.

We have been a development stage corporation since inception and have not commenced operations nor generated or realized any revenues from our business operations. The ability of the Company to emerge from the development stage with respect to its planned principal operations is dependent upon its ability to secure market acceptance of its business plan and to generate sufficient revenue through operations and/or raise additional funds. There is no guarantee that the Company will be able to complete any of the above objectives and, even if it does accomplish certain objectives, there is no guarantee that the Company will attain profitability. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. In their report letter dated August 6, 2007, our auditors issued a going concern opinion. This means that our auditors believe that there is substantial doubt as to whether we can continue as an on-going business. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is in the development stage and will continue to be in the development stage until it generates sufficient revenue from its business operations. To date, the Company has not generated any revenues. Management is currently devoting much of its time to developing a market for its business and considering other avenues of obtaining funds. At July 31, 2007, the Company had $69,618 in cash and $37,260 in liabilities. In the event that the Company proceeds with implementing its planned activities, then we anticipate that cash reserves will be exhausted within approximately four to six months if sufficient revenue is not generated during this time. For the company to remain in business for more than three to six months, we believe that we will need to raise additional funds through loans and/or equity financing. If we need additional cash and cannot raise it then we will either have to suspend operations until we do raise the cash or cease operations entirely. If we need additional funds, then we will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans and have not made any arrangements to raise additional cash.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since inception on March 29, 2006, the purpose of our Company has been to provide golf lessons and excursions to individuals, companies, and tourists in Vancouver, British Columbia, and Providenciales, Turks & Caicos Islands. "Excursions" refers to a customer playing one or more holes of golf with an instructor; and (2) create, develop, and sell golf instructional videos to our customers and other interested parties. Our principal capital resources have been acquired through issuance of common stock.

On November 30, 2006, the Securities and Exchange Commission issued an order declaring our SB-2 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended.

On April 17, 2007, we completed our public offering by raising $88,950. We sold 888,950 shares of our common stock at an offering price of ten cents per share.

On August 27, 2007, subsequent to submission of information pursuant to NASD Rule 6640 and Rule 15c2-11 under the Securities Exchange Act of 1934, we received approval from the Financial Industry Regulatory Authority for an unpriced quotation of our common stock on the OTC Bulletin Board and Pink Sheets. We were assigned the ticker symbol GIHO.

At July 31, 2007, we had positive working capital of $32,358 compared to positive working capital of $52,954, at April 30, 2007. This decrease in working capital is primarily the result of payment of professional and administrative fees.

At July 31, 2007, our Company had total assets of $69,618 consisting of cash, which compares with our Company's total assets at April 30, 2007, of $89,052 consisting of cash. This change is the result of payment of professional and administrative fees.

At July 31, 2007, our Company's total liabilities were $37,260. Our total liabilities at April 30, 2007, were $36,098, which includes the amount of $34,413 representing the balance owed on a related party loan and interest expense.

Our Company has not had revenues since inception. Until the Company commences business operations, it anticipates surviving with its current cash reserves and if possible, from shareholder loans and/or funding from sales of its securities.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We have not conducted any product research or development. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS OF OPERATIONS

Our Company posted a loss of $23,860 for the three months ending July 31, 2007. The principal components of the loss were administration and professional fees. Operating expenses for the three months ending July 31, 2007, were $22,946, compared to operating expenses of $43,982 for the year ending April 30, 2007.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended July 31, 2007.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

(b) Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                     GREEN IRONS HOLDINGS CORP.
                                     (Registrant)



Date:  September 27, 2007            By:  /s/ Andrew Couvell
                                          --------------------------------------
                                          Andrew Couvell
                                          President, Chief Executive Officer,
                                          Chief Financial Officer, and Principal
                                          Accounting Officer