Form 10QSB
period 2007-10-31
Green Irons Holdings Corp.
filed 2007-12-14
CIK 1360334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007

         OR

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from _____ to _____

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 14, 2007: 5,888,950 common shares outstanding.

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

                       OCTOBER 31, 2007 AND APRIL 30, 2007

                                    GREEN IRONS HOLDINGS CORPORATION
                                     (A DEVELOPMENT STAGE COMPANY)
                                             Balance Sheets


                                                 ASSETS
                                                 ------

                                                                             October 31,     April 30,
                                                                                2007           2007
                                                                             ---------      ---------
                                                                             (Unaudited)
CURRENT ASSETS

   Cash                                                                      $  65,164      $  89,052
                                                                             ---------      ---------

     Total Current Assets                                                       65,164         89,052
                                                                             ---------      ---------

TOTAL ASSETS                                                                 $  65,164      $  89,052
                                                                             =========      =========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------


                                                                             October 31,     April 30,
                                                                                2007           2007
                                                                             ---------      ---------
                                                                             (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                          $  16,493      $   1,685
   Notes payable- related party (Note 2)                                        34,413         34,413
                                                                             ---------      ---------

     Total Current Liabilities                                                  50,906         36,098
                                                                             ---------      ---------

TOTAL LIABILITIES                                                               50,906         36,098
                                                                             ---------      ---------

STOCKHOLDERS' EQUITY

   Common stock, $0.001 par value, 100,000,000 shares
    authorized, 5,888,950 and 5,888,950 shares issued
    and outstanding, respectively                                                5,889          5,889
   Additional paid-in capital                                                  101,981         95,452
   Deficit accumulated during the development stage                            (93,612)       (48,387)
                                                                             ---------      ---------

     Total Stockholders' Equity                                                 14,258         52,954
                                                                             ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  65,164      $  89,052
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

                                  GREEN IRONS HOLDINGS CORPORATION
                                    (A DEVELOPMENT STAGE COMPANY)
                                      Statements of Operations
                                             (Unaudited)

                                                                                                     From
                                                                                                   Inception
                                                                                                   on March 29,
                                                                                                     2006
                               For the Three Months Ended         For the Six Months Ended          Through
                                      October 31,                         October 31,             October 31,
                              ----------------------------      -----------------------------     -----------
                                 2007             2006             2007             2006             2007
                              -----------      -----------      -----------      -----------      -----------

REVENUE                       $      --        $      --        $      --        $      --        $      --
                              -----------      -----------      -----------      -----------      -----------

EXPENSES

   Professional and legal
     Fees                          17,797            5,210           38,290           11,376           71,909
   Salary and wages                 2,404             --              4,808             --             14,424
   General and
     administrative                   357            1,002              406            1,098            3,194
                              -----------      -----------      -----------      -----------      -----------

     Total Expenses                20,558            6,212           43,504           12,474           89,527
                              -----------      -----------      -----------      -----------      -----------

OPERATING LOSS                    (20,558)          (6,212)         (43,504)         (12,474)         (89,527)
                              -----------      -----------      -----------      -----------      -----------

OTHER EXPENSE

   Interest expense                  (807)            (751)          (1,721)            (751)          (4,085)
                              -----------      -----------      -----------      -----------      -----------

     Total Other Expense             (807)            (751)          (1,721)            (751)          (4,085)
                              -----------      -----------      -----------      -----------      -----------

LOSS BEFORE
   INCOME TAX
   EXPENSE                        (21,365)          (6,963)         (45,225)         (13,225)         (93,612)

   Income tax expense                --               --               --               --               --
                              -----------      -----------      -----------      -----------      -----------

NET LOSS                      $   (21,365)     $    (6,963)     $   (45,225)     $   (13,225)     $   (93,612)
                              ===========      ===========      ===========      ===========      ===========

BASIC AND FULLY
   DILUTED LOSS PER
   SHARE NET LOSS             $     (0.00)     $     (0.00)     $     (0.01)     $     (0.00)
                              ===========      ===========      ===========      ===========

WEIGHTED AVERAGE
   NUMBER OF SHARES
   OUTSTANDING                  5,888,950        5,000,000        5,888,950        5,000,000
                              ===========      ===========      ===========      ===========

             The accompanying notes are an integral part of these financial statements.


                               GREEN IRONS HOLDINGS CORPORATION
                                 (A DEVELOPMENT STAGE COMPANY)
                         Statements of Stockholders' Equity (Deficit)
                                          (Unaudited)
                                                                                   Deficit
                                                                                  Accumulated
                                             Common Stock                         During the
                                        -----------------------      Paid-in      Development
                                         Shares         Amount        Capital        Stage
                                        ---------     ---------     ---------      ---------
Balance, March 29, 2006                      --       $    --       $    --        $    --
   (inception)

Common stock issued for cash
   At $0.0001 per share                 5,000,000         5,000        (4,500)          --

Net loss for the period ended
  April 30, 2006                             --            --            --           (2,040)
                                        ---------     ---------     ---------      ---------

Balance, April 30, 2006                 5,000,000         5,000        (4,500)        (2,040)

Contribution of imputed interest
   on notes payable - related party          --            --           2,330           --

Contribution of salaries
   - related party                           --            --           9,616           --

Common stock issued for cash
   At $0.10 per share                     888,950           889        88,006           --

Net loss for the year ended
  April 30, 2007                             --            --            --          (46,347)
                                        ---------     ---------     ---------      ---------

Balance, April 30, 2007                 5,888,950         5,889        95,452        (48,387)

Contribution of imputed interest
   on notes payable - related
   party (unaudited)                         --            --           1,721           --

Contribution of salaries
   - related party (unaudited)               --            --           4,808           --

Net loss for the six months
  ended October 31, 2007
   (unaudited)                               --            --            --          (45,225)
                                        ---------     ---------     ---------      ---------

Balance, October 31, 2007
   (unaudited)                          5,888,950     $   5,889     $ 101,981      $ (93,612)
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

                               GREEN IRONS HOLDINGS CORPORATION
                                 (A DEVELOPMENT STAGE COMPANY)
                                   Statements of Cash Flows
                                          (Unaudited)

                                                                                    From Inception
                                                                              For the Six Months Ended
                                                                                    on March 29,
                                                                                     October 31,
                                                                                  2006, through
                                                         2007           2006      October 31, 2007
                                                       ---------      ---------      ---------
CASH FLOWS FROM OPERATING
   ACTIVITIES

     Net loss                                          $ (45,225)     $ (13,225)     $ (93,612)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
     Contribution of imputed interest on
       notes payable - related party                       1,721            737          4,050
     Contribution of salaries -
       related party                                       4,808           --           14,425
     Changes in assets and liabilities:
     (Increase) decrease in prepaid
       assets                                               --            5,984           --
     Increase (decrease) in accounts
       payable                                            14,808          1,295         16,493
                                                       ---------      ---------      ---------

   Net Cash Used by Operating
     Activities                                          (23,888)        (5,209)       (58,644)
                                                       ---------      ---------      ---------

   CASH FLOWS FROM INVESTING
       ACTIVITIES                                           --             --             --
                                                       ---------      ---------      ---------

   CASH FLOWS FROM FINANCING
     ACTIVITIES

     Proceeds from issuance of stock                        --             --           89,395
     Proceeds from related party notes                      --            5,095         34,413
                                                       ---------      ---------      ---------

     Net Cash Provided by Financing
       Activities                                           --            5,095        123,808
                                                       ---------      ---------      ---------

     INCREASE (DECREASE) IN CASH                         (23,888)          (114)        65,164

     CASH AT BEGINNING OF PERIOD                          89,052            494           --
                                                       ---------      ---------      ---------

     CASH AT END OF PERIOD                             $  65,164      $     380      $  65,164
                                                       =========      =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest                                               $      53      $    --        $      71
Income tax                                             $    --        $    --        $    --

          The accompanying notes are an integral part of these financial statements.

                        GREEN IRONS HOLDINGS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                       October 31, 2007 and April 30, 2007

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The financial statements presented are those of Green Irons Holdings Corporation (the Company). The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements. Operating results for the six months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008.

NOTE 2 -      RELATED PARTY TRANSACTIONS

              Salaries

              For the six month period ended October 31, 2007, the Company's two officers and directors have contributed a total of $4,808 of accrued salaries to capital, which represents each having 100 hours worked during the six months ended October 31, 2007 at an annual salary of $50,000.

              Notes Payable - Related Party

              As of October 31, 2007, the Company had notes payable to an officer totaling $34,413. The notes are unsecured, due upon demand and have been imputing interest at the rate of 10% per annum. The officer elected to contribute $1,721 of interest imputed during the six months ended October 31, 2007 to capital.

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

                        GREEN IRONS HOLDINGS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                       October 31, 2007 and April 30, 2007

NOTE 3 -      GOING CONCERN (CONTINUED)

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

              Management believes that the Company will be able to operate for the coming year from proceeds raised from an offering of its common stock. However there can be no assurances that management's plans will be successful. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

              The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 -      SUBSEQUENT EVENTS

              On December 4, 2007, Andrew Couvell resigned his positions as President, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, respectively, of the Company. Simultaneous with Mr. Couvell's resignation from each of his offices with the Company, Mr. Sandy McDougall, our Secretary and Treasurer, was appointed to the additional offices of President, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended October 31, 2007. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

The Company was incorporated in the State of Nevada on March 29, 2006. The Company remains in the development stage of its business which is expected to include: (1) providing golf lessons and excursions to individuals, companies, and tourists in Vancouver, British Columbia, and Providenciales, Turks & Caicos Islands. "Excursions" refers to a customer playing one or more holes of golf with an instructor; and (2) creating, developing, and selling, golf instructional videos to our customers and other interested parties. The Company owns the rights to an internet domain name through which it intends to market its services.

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

The Company is in the development stage and will continue to be in the development stage until it generates sufficient revenue from its business operations. To date, the Company has not generated any revenues. Management is currently devoting much of its time to developing a market for its business and considering other avenues of obtaining funds. At October 31, 2007, the Company had $65,164 in cash and $50,906 in liabilities. In the event that the Company proceeds with implementing its planned activities, then we anticipate that cash reserves will be exhausted within approximately four to six months if sufficient revenue is not generated during this time. For the company to remain in business for more than four to six months, we believe that we will need to raise additional funds through loans and/or equity financing. If we need additional cash and cannot raise it then we will either have to suspend operations until we do raise the cash or cease operations entirely. If we need additional funds, then we will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from management or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans and have not made any arrangements to raise additional cash.

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

At October 31, 2007, we had positive working capital of $14,258 compared to positive working capital of $52,954, at April 30, 2007. This decrease in working capital is primarily the result of payment of professional and administrative fees.

At October 31, 2007, our Company had total assets of $65,164 consisting of cash, which compares with our Company's total assets at April 30, 2007, of $89,052 consisting of cash. This change is the result of payment of professional and administrative fees.

At October 31, 2007, our Company's total liabilities were $50,906. Our total liabilities at April 30, 2007, were $36,098. Both amounts include a $34,413 balance owed on a related party loan, with the remaining balance made up of accounts payable.

Our Company has not had revenues since inception. Until the Company commences business operations, it anticipates surviving with its current cash reserves. If possible, although there is no assurance or guarantee, the Company may receive funds from shareholder loans and/or funding from sales of its securities.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We have not conducted any product research or development. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS OF OPERATIONS

Our Company posted a loss of $45,225 for the six months ending October 31, 2007. The components of the loss were $38,696 in administration and professional fees and $4,808 in imputed salary and wages expense. Operating expenses for the six months ending October 31, 2007, were $43,504, compared to operating expenses of $43,983 for the year ending April 30, 2007.

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

Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended October 31, 2007.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

On December 4, 2007, Andrew Couvell resigned his positions as President, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, respectively, of the Company. As of the date of filing this report, it is not certain as to whether or not Mr. Couvell will continue to remain involved in any capacity with the Company. Simultaneous with Mr. Couvell's resignation from each of his offices with the Company, Mr. McDougall, our Secretary and Treasurer, was appointed to the additional offices of President, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

(b) Exhibits

31 - Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 - Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GREEN IRONS HOLDINGS CORP.
                                         (Registrant)



Date:  December 14, 2007                 By:  /s/ Sandy McDougall
                                                  Sandy McDougall
                                                  President, Chief Executive
                                                  Officer, Chief Financial
                                                  Officer, Principal Accounting
                                                  Officer, Secretary, Treasurer,
                                                  and a member of the Board of
                                                  Directors