Form 10QSB
period 2008-03-14
Green Irons Holdings Corp.
filed 2008-03-17
CIK 1360334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number: 000-52687

GREEN IRONS HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State of other jurisdiction of incorporation or organization)

98-0489669
(IRS Employer Identification Number)

PO Box 561, Harbour Gates
Providenciales, Turks and Caicos Islands
 (Address of principal executive offices)

(649) 342-1526
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange Act during the past 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  March 14, 2008: 5,888,950 common shares outstanding.

Transitional Small Business Disclosure Format (Check one):     Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of Green Irons Holdings Corporation (“Green Irons”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Green Irons’ Form 10-KSB filing with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported as reported in the Form 10-KSB filing with the SEC have been omitted.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
FINANCIAL STATEMENTS
Balance Sheets
(Unaudited)
ASSETS

	January 31,	April 30,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$55,019	$89,052

Total Current Assets	55,019	89,052

TOTAL ASSETS	$55,019	$89,052

LIABILITIES AND STOCKHOLDERS' EQUITY

	January 31,	April 30,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$14,500	$1,685
Notes payable– related party (Note 2)	34,413	34,413

Total Current Liabilities	48,913	36,098

TOTAL LIABILITIES	48,913	36,098

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,888,950 and 5,888,950 shares issued
and outstanding, respectively	5,889	5,889
Additional paid-in capital	104,442	95,452
Deficit accumulated during the development stage	(104,225)	(48,387)

Total Stockholders’ Equity	6,106	52,954

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,019	$89,052

The accompanying notes are an integral part of these financial statements.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Statements of Expenses
(Unaudited)

					From Inception
					on March 29,
					2006
	For the Three Months Ended		For the Nine Months Ended		Through
	January 31,		January 31,		January 31,
	2008	2007	2008	2007	2008

EXPENSES

Professional and legal fees	$6,830	6,648	$45,120	$18,024	$78,739
Salary and wages	1,601	-	6,409	-	16,025
General and administrative	1,322	18	1,728	1,116	4,516

Total Expenses	9,753	6,666	53,257	19,140	99,280

OPERATING LOSS	(9,753)	(6,666)	(53,257)	(19,140)	(99,280)

OTHER EXPENSE

Interest expense	(860)	(514)	(2,581)	(1,265)	(4,945)

Total Other Expense	(860)	(514)	(2,581)	(1,265)	(4,945)

NET LOSS	$(10,613)	$(7,180)	$(55,838)	(20,405)	(104,225)

BASIC AND FULLY DILUTED LOSS PER
SHARE NET LOSS	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	5,888,950	5,000,000	5,888,950	5,000,000

The accompanying notes are an integral part of these financial statements.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Statements of Stockholders’ Equity
(Unaudited)

				Deficit
				Accumulated
				During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, March 29, 2006	-	$-	$-	$-	$-
(inception)
Common stock issued for cash
At $0.0001 per share	5,000,000	5,000	(4,500)	-	500
Net loss	-	-	-	(2,040)	(2,040)

Balance, April 30, 2006	5,000,000	5,000	(4,500)	(2,040)	(1,540)

Contribution of imputed interest on notes payable - related party	-	-	2,330	-	2,330
Contribution of salaries - related party	-	-	9,616	-	9,616
Common stock issued for cash
At $0.10 per share	888,950	889	88,006	-	88,895
Net loss	-	-	-	(46,347)	(46,347)

Balance, April 30, 2007	5,888,950	5,889	95,452	(48,387)	(52,954)

Contribution of imputed interest
on notes payable - related party (unaudited)	-	-	2,581	-	2,581
Contribution of salaries - related party (unaudited)	-	-	6,409	-	6,409
Net loss	-	-	-	(55,838)	(55,838)

Balance, January 31, 2008
(unaudited)	5,888,950	$5,889	$104,442	$(104,225)	$6,106

The accompanying notes are an integral part of these financial statements.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Statements of Cash Flows
(Unaudited)

			From Inception
	For the Nine Months Ended		on March 29,
	January 31,		2006, Through
	2008	2007	January 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(55,838)	$(20,405)	$(104,225)
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution of imputed interest on notes payable - related party	2,581	1,246	4,911
Contribution of salaries - related party	6,409	-	16,025
Changes in assets and liabilities:
Decrease in prepaid assets	-	10,151	-
Increase in accounts payable	12,815	8	14,500

Net Cash Used by Operating Activities	(34,033)	(9,000)	(68,789)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	89,395
Proceeds from related party notes	-	8,868	34,413

Net Cash Provided by Financing Activities	-	8,868	123,808

INCREASE (DECREASE) IN CASH	(34,033)	(132)	55,019

CASH AT BEGINNING OF PERIOD	89,052	494	-

CASH AT END OF PERIOD	$55,019	$362	$55,019

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$53	$-	$71
Income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Notes to the Financial Statements
January 31, 2008

NOTE 1 -                                                       BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Green Irons Holdings Corporation (the Company). The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements. Operating results for the nine months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008.

NOTE 2 - RELATED PARTY TRANSACTIONS

Salaries

On December 4, 2007, Andrew Couvell resigned his positions as the Company’s president, chief executive officer, chief financial officer and principal accounting officer.  Through the time of his resignation Mr. Couvell contributed a total of $2,803 of accrued salary to capital, which represents a prorated annual salary based on 100 hours worked per year at $50,000 per year, or 58 hours worked.

Simultaneous with Mr. Couvell’s resignation, Mr. Sandy McDougall, our secretary and treasurer, was appointed to the additional offices of president, chief executive officer, chief financial officer and principal accounting officer.  For the nine month period ended January 31, 2008, Mr. McDougall contributed a total of $3,606 of accrued salary to capital, which represents an annual salary based on 100 hours worked per year at $50,000 per year, or 75 hours worked.

Notes Payable – Related Party

As of January 31, 2008, the Company had notes payable to Andrew Couvell, a former officer and director, totaling $34,413.  The notes are unsecured, due upon demand and have been imputing interest at the rate of 10% per annum.  Mr. Couvell has agreed to contribute all of the imputed interest totaling $2,581 during the nine months ended January 31, 2008 to capital.

NOTE 3 -GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs.  Additionally, the Company has accumulated significant losses.  All of these items raise substantial doubt about its ability to continue as a going concern.

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

Management believes that the Company will be able to operate for the coming year from proceeds raised from an offering of its common stock.  However there can be no assurances that management’s plans will be successful.  If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted.  If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended January 31, 2008. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

We have been a development stage corporation since inception and have not commenced operations nor generated or realized any revenues from our business operations. The ability of the Company to emerge from the development stage with respect to its planned principal operations is dependent upon its ability to secure market acceptance of its business plan and to generate sufficient revenue through operations and/or raise additional funds. There is no guarantee that the Company will be able to complete any of the above objectives and, even if it does accomplish certain objectives, there is no guarantee that the Company will attain profitability. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. In their report letter dated August 6, 2007, our predecessor auditors issued a going concern opinion. This means that our predecessor auditors believed there was substantial doubt as to whether we can continue as an on-going business. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

To date, the Company has not generated any revenues. Management is currently devoting much of its time to developing a market for its business and considering other avenues of obtaining funds. At January 31, 2008, the Company had $55,019 in cash and $48,913 in liabilities. In the event that the Company proceeds with implementing its planned activities, then we anticipate that cash reserves will be exhausted within approximately four to six months if sufficient revenue is not generated during this time. For the company to remain in business for more than four to six months, we believe that we will need to raise additional funds through loans and/or equity financing. If we need additional cash and cannot raise it then we will either have to suspend operations until we do raise the cash or cease operations entirely. If we need additional funds, then we will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from management or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans and have not made any arrangements to raise additional cash.

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

At January 31, 2008, we had positive working capital of $6,106 compared to positive working capital of $52,954, at April 30, 2007. This decrease in working capital is primarily the result of payment of professional and administrative fees.

At January 31, 2008, our Company had total assets of $55,019 consisting of cash, which compares with our Company's total assets at April 30, 2007, of $89,052 consisting of cash. This change is the result of payment of professional and administrative fees.

At January 31, 2008, our Company's total liabilities were $48,913. Our total liabilities at April 30, 2007, were $36,098. Both amounts include a $34,413 balance owed on a related party loan to a former officer and director, with the remaining balance made up of accounts payable.

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

Results of Operations

Our Company posted a loss of $55,838 for the nine months ending January 31, 2008. The components of the loss were $46,848 in administration and professional fees, $6,409 in imputed salary and wages expense and $2,581 in interest expense. Operating expenses for the nine months ending January 31, 2008, were $53,257, compared to operating expenses of $19,140 for the nine months ending January 31, 2007.

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

Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended January 31, 2008.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Part II.  OTHER INFORMATION

Item 5.                      Other Information.

On December 4, 2007, Andrew Couvell resigned his positions as president, chief executive officer, chief financial officer, and principal accounting officer, respectively, of the Company. As of the date of filing this report, it is not certain as to whether or not Mr. Couvell will continue to remain involved in any capacity with the Company. Simultaneous with Mr. Couvell’s resignation from each of his offices with the Company, Mr. McDougall, our secretary and treasurer, was appointed to the additional offices of president, chief executive officer, chief financial officer, and principal accounting officer, of the Company.

Effective February 8, 2008, the Company’s board of directors engaged Malone & Bailey, PC as its new independent registered public accounting firm. There were no reportable disagreements on any accounting principles or practices, financial statement disclosure or auditing scope or procedures with the prior auditors.

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

Green Irons Holdings Corp.

March 17, 2008	By:	/s/ Sandy McDougall
Sandy McDougall
President, Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer, Secretary, Treasurer,
and a member of the Board of Directors