Form 10KSB
period 2008-04-30
Green Irons Holdings Corp.
filed 2008-07-30
CIK 1360334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: FOR THE FISCAL YEAR ENDED APRIL 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52687

GREEN IRONS HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

NEVADA	98-0489669
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

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
YES ☐   NO ☒

Check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐   NO ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☒   NO ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 28, 2008: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 28, 2008: 5,888,950 shares of common stock.

PART I

ITEM 1.  BUSINESS

GENERAL

We were incorporated in the State of Nevada on March 29, 2006. We have not started operations. We expect to develop a website (www.greenirons.com) that will promote our business. We intend to engage in the business of providing golf lessons and excursions to individuals, companies, and tourists in Vancouver, British Columbia, and Providenciales, Turks & Caicos Islands. We have not generated any revenues to date  We maintain our statutory registered agent's office at 8275 South Eastern Avenue, Suite 200-47, Las Vegas, Nevada, 89123. Our administrative office is located at PO Box 561, Harbour Gates, Providenciales, Turks & Caicos Islands. Our telephone number is (649) 342-1526. This is the home office of our Director, Sandy McDougall. We do not pay any rent to Mr. McDougall and there is no agreement to pay any rent in the future.

We have no plans to change our planned business activities or to combine with another business, except as provided below.  We have not yet begun any significant operations. Our plan of operation is forward looking and there is no assurance that we will ever begin significant operations unless we are able to raise significant capital. We have not conducted any market research into the likelihood of success of our operations or the acceptance of our products or services by the public.

To date, we have experienced significant difficulties in generating revenues and raising additional capital.  We believe our inability to raise significant additional capital through debt or equity financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets. We had hoped to commence and expand our operations during the last six months. However, our ability to commence and expand operations has been negatively affected by our inability to raise significant capital and our inability to generate significant revenues. As a result of those difficulties, we intend to explore acquiring smaller companies with complementary businesses. Accordingly, over the next six months, we intend to research potential opportunities for us to acquire smaller companies with complementary businesses to our business and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have not identified any potential acquisition or joint venture candidates. We cannot guaranty that we will acquire or enter into any joint venture with any third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

OUR STRATEGY

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

COMPETITION

We expect to face significant competition in the golf instruction industry. This would include traditional instruction from golf professionals, golf academies and companies that sell instructional videos designed to assist golfers with their technique. Many of these competitors have greater financial, marketing and other resources, longer operating histories, stronger name recognition, and more experience in the golf instruction industry. We may not be able to compete successfully against such competitors in selling our services. Competitive pressures may also force down prices for our services and such price reductions would likely reduce our revenues. We cannot guarantee that we will succeed in marketing our services or generating revenues. In the event that we commence operations, we will compete directly with other companies that have developed similar business operations and who market and provide their services to our target customers. This competition could negatively affect our ability to secure and maintain customers. An inability to secure and/or maintain customers would negatively affect our ability to generate revenue. To compete successfully, we intend to rely upon Mr. McDougall for his business acumen to effectively manage company operations.

EMPLOYEES

Mr. Sandy McDougall, our sole director/officer will be devoting approximately 10 hours per week of his time to our operations. As required by the extent of the Company's operations, Mr. McDougall has agreed to devote additional time. Because Mr. McDougall will be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to Mr. McDougall. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

INSURANCE

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

EMPLOYEES; IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

We are a development stage company and currently have no employees, other than our sole officer/director. We intend to hire additional employees on an as needed basis.

OFFICES

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

We do not have any operating history. We were founded on March 29, 2006, and from the date of inception to April 30, 2008, we had a net loss of $111,793. We expect to incur additional losses for the foreseeable future and will go out of business if we fail to generate sufficient revenue. Additional losses will result from costs and expenses related to:

•	Implementing our business model;
•	Leasing/purchasing equipment;
•	Developing and marketing our services;
•	Developing and maintaining our website; and
•	Securing and retaining customers.

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

4. WE DO NOT HAVE ANY CUSTOMERS.

We are in the development stage of our business and do not have any customers. Mr. McDougall is a member of the Providenciales Chamber of Commerce and is a director of the Turks & Caicos Islands Hotel and Tourism Association. Our marketing plan will rely upon Mr. McDougall's business connections to attract customers. However, there is no assurance or guarantee that our marketing plan will be successful. Currently, efforts to attract potential customers to the company have been limited to Mr. McDougall discussing the company's plans with personal contacts. As of the date of this report, we have not implemented any other aspects of our marketing plan. If the company does not attract any customers, then we will not generate any revenue. If we do not generate any revenue, then our business will fail and you will lose your investment.

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

Mr. McDougall, our sole officer/director, beneficially owns 85% of our outstanding common stock. Such concentrated control of the company may adversely affect the price of our common stock. Note, however, that Mr. McDougall is not party to any voting agreement with any other individual or entity. Consequently, Mr. McDougall will be able to elect all of our directors, control our operations, and inhibit your ability to cause a change in the course of the company's operations. Our officers and directors may be able to exert significant influence, or even control, over matters requiring approval by our security holders, including the election of directors. Notably, shareholders will not have sufficient votes to cause the removal of Mr. McDougall in his capacity as officer or director. Such concentrated control may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into a different transaction which requires shareholder approval.

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

9. SERVICE OF PROCESS AGAINST THE COMPANY'S DIRECTOR/OFFICER MAY BE DIFFICULT. IF LEGAL PROCESS CANNOT BE EFFECTED, THEN THE DIRECTOR/OFFICER CANNOT BE MADE A PARTY TO A LAWSUIT.

We are incorporated in the State of Nevada and maintain our registered office in Las Vegas, Nevada. Our registered office is authorized to accept service of all legal process upon the company. Currently, our administrative office is located in Providenciales, Turks & Caicos Islands. This office is authorized to accept service of all legal process upon the company. Mr. McDougall, our sole director/officer is a resident of the Turks & Caicos Islands. Though possible, it may be difficult for a resident of a country other than Turks & Caicos Islands to serve Mr. McDougall with service of process or other documentation. If service of process cannot be made as against Mr. McDougall, then he cannot be made a party to a lawsuit. Similarly, though possible, it may be difficult for a resident of a country other than the Turks & Caicos Islands to obtain an attachment order with regard to those assets owned by the company that are situated in the Turks & Caicos Islands. Even if an attachment order, or any other type of court order is obtained, though it is possible, it may be difficult to enforce any such order in the Turks & Caicos Islands or, if possible, to enforce such order in the jurisdiction where the plaintiff resides.

10. WE HAVE NO EMPLOYEES AND ARE SIGNIFICANTLY DEPENDENT UPON OUR OFFICER TO DEVELOP OUR BUSINESS. IF WE LOSE OUR OFFICER OR IF OUR OFFICER DOES NOT ADEQUATELY DEVELOP OUR BUSINESS, THEN WE WILL GO OUT OF BUSINESS.

At the outset, our success will depend entirely on the ability of Mr. McDougall. We do not carry a "key person" life insurance policy on Mr. McDougall. The loss of Mr. McDougall would devastate our business. However, Mr. McDougall does not have any current plans to leave the company. Mr. McDougall is not an expert golfer and does not have expertise in the area of website development or information technology thus will rely upon the expertise of outside consultants for assistance in these matters. We currently have no employees and do not have employment agreements with Mr. McDougall. We rely almost exclusively upon Mr. McDougall to meet our needs. Mr. McDougall is engaged in work outside the company. This work limits the amount of time that he may devote to company matters. Initially, it is anticipated that Mr. McDougall will devote approximately 10 hours per week to the company, with additional time being devoted to the company as required by business operations.  Mr. McDougall will be primarily relied upon for marketing and his knowledge of business and administration matters.

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

There does not exist a market for our common stock and we cannot assure you that any market will ever be developed or maintained. Currently, our stock is listed on the Over-The-Counter-Bulletin-Board (OTCBB) under the trading symbol GIHO. As of the date of this report, our stock has not traded on the OTCBB. We cannot provide any assurance that our stock will ever trade on the OTCBB. The fact that most of our stock is held by a small number of investors further reduces the liquidity of our stock and the likelihood that any active trading market will develop. The market for our common stock, if any, is likely to be volatile and many factors may affect the market. These include, for example: our success, or lack of success, in marketing our services; developing our client base; competition; government regulations; and fluctuating operating results.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any interests in real estate. Our administrative offices are currently located at PO Box 561, Harbour Gates, Providenciales, Turks and Caicos Islands. This is the home office of our Director, Sandy McDougall. We do not pay any rent to Mr. McDougall and there is no agreement to pay any rent in the future.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not presently a party to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of our fiscal year ending 2008, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Our common stock is listed on the Over-The-Counter-Bulletin-Board (OTCBB) but, as of the date of this report, our stock has not traded on the OTCBB. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

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

Mr. McDougall is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

PLAN OF OPERATION

To date, we have experienced significant difficulties in generating revenues and raising additional capital.  We believe our inability to raise significant additional capital through debt or equity financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets. We had hoped to commence and expand our operations during the last six months. However, our ability to commence and expand operations has been negatively affected by our inability to raise significant capital and our inability to generate significant revenues. As a result of those difficulties, we intend to explore acquiring smaller companies with complementary businesses. Accordingly, over the next six months, we intend to research potential opportunities for us to acquire smaller companies with complementary businesses to our business and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have not identified any potential acquisition or joint venture candidates. We cannot guaranty that we will acquire or enter into any joint venture with any third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

As of the date of this report, our total assets are $44,813.  As a result, we believe we can satisfy our cash requirements during the next 1 to 3 months. We will not be conducting any product research or development. We do not expect to purchase any significant equipment. Further we do not expect significant changes in the number of employees. Our specific goal is to profitably sell our services and products. We intend to accomplish the foregoing through the following milestones:

1. As a result of our limited assets, we expect that development of our website will be delayed until such time that we are able to raise additional funds. If we are able to raise such funds, then we would hire the services of a website production company to undertake the work on our behalf. We expect that website development, maintenance and upgrade will be an ongoing matter that will continue during the life of our operations.

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

As a result of our limited assets, we expect that implementation of our marketing plans will be delayed until such time that we are able to raise additional funds. Inability to implement our marketing plan is likely to negatively affect our ability to attract clientele and, consequently, our ability to generate revenue would be negatively affected. We expect that marketing will be an ongoing matter that will continue during the life of our operations.

3. We intend to acquire the equipment we need to begin operations. However, as a result of our limited assets, we expect to delay acquisition of any equipment until such time that we are able to raise additional funds. We do not intend to hire employees at this time. Our officer/director will handle our administrative duties.

If we are unable to negotiate suitable terms with any customers or prospective customers to enable us to attract clients to use our services, or if we are unable to sell products, or if we exhaust our assets, then we may have to suspend or cease operations. The services that we intend to offer include providing golf lessons and excursions to individuals, companies, and tourists in Vancouver, British Columbia, and Providenciales, Turks & Caicos Islands. We also intend that our business will include creating, developing and selling, golf instructional videos to our customers and other interested parties.

If we cannot generate sufficient revenues to continue operations, or if we exhaust our assets, then we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues. We did not raise the maximum amount of cash from our offering. We have minimal cash presently available. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

To become profitable and competitive, we have to sell our services and products. We have no assurance that, if needed, future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

RESULTS OF OPERATIONS

FROM INCEPTION ON MARCH 29, 2006 TO APRIL 30, 2008

During this period we incorporated the company, hired an attorney, hired an auditor, hired a transfer agent and arranged with a market maker to apply for a listing for the company on the over-the-counter-bulletin-board. We have prepared an internal business plan and our finalizing our marketing plan. We have reserved the domain name "www.greenirons.com" Our loss since inception is $111,793, which consisted primarily of $83,691 for professional and legal fees, $17,227 for salary and wages and $5,070 for general and administrative expenses. We have not completed items 1, 2, or 3 of our milestones previously described. Specifically, with reference to item 1, we have not hired a website production company. With reference to item 2, we have not commenced any promotion, marketing, or advertising. With reference to item 3, we have not acquired any equipment.

Since inception, we sold 5,000,000 shares of common stock to our officer and director for $500.00 in cash. We sold an additional 888,950 shares of common stock through our public offering for proceeds of $88,895.

LIQUIDITY AND CAPITAL RESOURCES

To meet our need for cash, we raised funds through our public offering and intend to implement the plan of operation described in paragraphs 1, 2, and 3, above. We cannot guarantee that, if and when, we begin operations we will stay in business after operations have commenced. If we are unable to successfully attract customers to utilize our services or purchase our products, we may quickly use up the proceeds from the cash raised from the offering and will need to find alternative sources of financing, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

If we need additional cash and are not able to raise additional cash, then we will either have to suspend operations until we do raise the cash, or cease operations entirely. We expect the cash raised from our offering to last for between 1 to 3 months. Other than as described in this paragraph, we have no other financing plans.

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of April 30, 2008, our total assets were $44,813 and our total liabilities were $44,213, including $34,413 owed to Andrew Couvell, our former officer, for payments made to our attorney for fees and for the incorporation of the company, $9,800 for accounts payable for filing and general office costs. As of April 30, 2008, we had cash of $42,080. Our current liabilities to Mr. Couvell do not have to be paid at this time. Our related party liabilities consist of money advanced by our former officer, Mr. Couvell.

PART III

ITEM 7.  FINANCIAL STATEMENTS

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
FINANCIAL STATEMENTS
April 30, 2008 and 2007

TABLE OF C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Green Irons Holding Corporation
(A Development Stage Company)
Providenciales, Turks and Caicos Islands

We have audited the accompanying balance sheet of Green Irons Holding Corporation (“the Company”). as of April 30, 2008 and the related statement of expenses, stockholders' equity, and cash flows for the year then ended. The financial statements for the period March 29, 2006 (inception) through April 30, 2007, were audited by other auditors whose report expressed unqualified opinion on those statements.  Our opinion on the statements of operations, stockholders’ equity, and cash flows for the period March 29, 2006 (inception) through April 30, 2008, in so far as it relates to the amounts for prior periods through April 30, 2007, is based solely on the report of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Green Irons Holding is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Green Iron’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green irons Holding Corporation. and the results of its operations and cash flows for the period  described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Green Irons Holding Corporation will continue as a going concern. As discussed in Note 3 to the financial statements, Green Irons Holding Corporation suffered losses from operations and has an accumulated deficit during its development stage which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONE & BAILEY, P.C
Malone & Bailey, P.C.
www.malone-bailey.com
Houston, Texas
July 28, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Green Irons Holdings Corporation
(A Development Stage Company)
Harbour Gates, Providenciales

We have audited the accompanying balance sheet of Green Irons Holdings Corporation (a development stage company) as of April 30, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended, and from inception of the development stage on March 29, 2006 through April 30, 2007. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Irons Holdings Corporation (a development stage company) as of April 30, 2007, and the results of its operations and its cash flows for the year then ended, and from inception of the development stage on March 29, 2006 through April 30, 2007, in conformity with United States generally accepted accounting principles.

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

HJ & Associates, LLC

Salt Lake City, Utah

August 6, 2007

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	April 30,
	2008	2007

CURRENT ASSETS

Cash	$42,080	$89,052
Prepaid expenses	2,733	-

Total Current Assets	44,813	89,052

TOTAL ASSETS	$44,813	$89,052

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$9,800	$1,685
Notes payable - related party (Note 2)	34,413	34,413

Total Current Liabilities	44,213	36,098

TOTAL LIABILITIES	44,213	36,098

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,888,950 and 5,888,950 shares issued
and outstanding, respectively	5,889	5,889
Additional paid-in capital	106,504	95,452
Deficit accumulated during the development stage	(111,793)	(48,387)

Total Stockholders' Equity	600	52,954

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,813	$89,052

The accompanying notes are an integral part of these financial statements.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Statements of Expenses

			From Inception
			on March 29,
	For the Years Ended April 30,		2006, Through
	2008	2007	April 30, 2008

EXPENSES

Professional and legal fees	$50,072	$32,786	$83,691
Salary and wages	7,611	9,616	17,227
General and administrative	2,282	1,581	5,070

Total Expenses	59,965	43,983	105,988

OTHER EXPENSE

Interest expense	3,441	2,364	5,805

Total Other Expense	3,441	2,364	5,805

LOSS BEFORE INCOME TAX EXPENSE	(63,406)	(46,347)	(111,793)

Income tax expense	-	-	-

NET LOSS	$(63,406)	$(46,347)	$(111,793)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,888,950	5,044,532

The accompanying notes are an integral part of these financial statements.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Statements of Stockholders’ Equity

				Deficit
				Accumulated
				During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, March 29, 2006	-	$-	$-	$-
(inception)

Common stock issued for cash at $0.0001 per share	5,000,000	5,000	(4,500)	-

Net loss for the period ended April 30, 2006	-	-	-	(2,040)

Balance, April 30, 2006	5,000,000	5,000	(4,500)	(2,040)

Contribution of imputed interest on notes payable - related party	-	-	2,330	-

Contribution of salaries payable - related party	-	-	9,616	-

Common stock issued for cash at $0.10 per share	888,950	889	88,006	-

Net loss for the year ended April 30, 2007	-	-	-	(46,347)

Balance, April 30, 2007	5,888,950	5,889	95,452	(48,387)

Contribution of imputed interest on notes payable - related party	-	-	3,441	-

Contribution of salaries - related party	-	-	7,611	-

Net loss for the year ended April 30, 2008	-	-	-	(63,406)

Balance, April 30, 2008	5,888,950	$5,889	$106,504	$(111,793)

The accompanying notes are an integral part of these financial statements.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Statements of Cash Flows

			From Inception
			on March 29,
	For the Years Ended April 30,		2006, Through
	2008	2007	April 30, 2008

CASH FLOWS FROM OPERATING ACTIVITES

Net Loss	$(63,406)	$(46,347)	$(111,793)
Adjustments to reconcile net loss to net cash used by
operating activites:
Contribution of imputed interest on notes payable
- related party	3,441	2,330	5,771
Contribution of salary payable - related party	7,611	9,616	17,227
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	(2,733)	10,151	(2,733)
Increase in accounts payable	8,115	1,685	9,800

Net Cash Used by Operating Activites	(46, 972)	(22,565)	(81,728)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	88,895	89,395
Proceeds from related party notes	-	22,228	34,413

Net Cash Provided by Financing Activities	-	111,123	123,808

INCREASE (DECREASE) IN CASH	(46,972)	88,558	42,080

CASH AT BEGINNING OF PERIOD	89,052	494	-

CASH AT END OF PERIOD	$42,080	$89,052	42,080

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$18	$18
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Notes to the Financial Statements
April 30, 2008 and 2007

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

Green Irons Holdings Corporation (Green Irons) was incorporated in Nevada on March 29, 2006, for the purpose of providing golf consulting services and manufacturing golf instructional material and equipment.  Green Irons is in the development stage and has elected April 30 as its fiscal year end.

b.  Basis of Presentation

Green Irons uses the accrual method of accounting for financial purposes and has elected April 30 as its year-end.

c.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

d.  Fair Value of Financial Instruments

The carrying amounts of Green Iron’s financial instruments, including cash, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

e.  Cash and Cash Equivalents

Green Irons considers all highly liquid investments with maturity of three months or less to be cash equivalents.

f.  Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes  – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The effect of adoption of FIN 48 did not have a material impact on the Company.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, SFAS 157 clarifies and codifies related guidance within other generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The effect of adoption of SFAS 157 is not anticipated to have a material impact on the Company.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Notes to the Financial Statements
April 30, 2008 and 2007

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

g.  Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

	For the Years Ended April 30,
	2008	2007

Net loss	$(63,406)	$(46,347)

Weighted average number of shares outstanding	5,888,950	5,044,532

Net loss per share	$(0.01)	$(0.01)

Net loss per share is computed in accordance with SFAS No. 128, “Earning Per Share”, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding.  During each year presented Green Irons has outstanding equity instruments which have not been used in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive.

h.  Provision for Taxes

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

	2008	2007

Deferred tax assets:

NOL Carryover	$27,397	$14,215

Deferred tax assets:
Accrued Liabilities	-	910

Deferred tax liabilities:	-	-

Valuation allowance	(27,397)	(15,125)

Net deferred tax assets and liabilities	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended April 30, 2008 and 2007 due to the following:

	2008	2007

Book income (loss)	$(24,728)	$(18,075)
Contributed service	2,988	3,750
Valuation allowance	21,740	14,325

	$-	$-

At April 30, 2008, the Company had net operating loss carryforwards of approximately $27,397 that may be offset against future taxable income from the year 2008 through 2028. No tax benefit has been reported in the April 30, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Notes to the Financial Statements
April 30, 2008 and 2007

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h.  Provision for Taxes (Continued)

Green Irons files income tax returns in the U.S. federal jurisdiction and the states of California, Massachusetts, Connecticut, Arizona, Illinois and Ohio.

Green Irons adopted the provisions FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)” (FIN 48) on January 1, 2007.  As a result of the implementation of FIN 48 the Company did not recognize any increases in the liability for unrecognized tax benefits.

NOTE 2	RELATED PARTY TRANSACTIONS

Common Stock

On April 2, 2007, Green Irons sold 313,200 shares of its common stock for cash of $31,320, or $0.10 per share.

On April 17, 2007, Green Irons sold 575,750 shares of its common stock for cash of $57,575, or $0.10 per share.

Wages

On December 4, 2007, Andrew Couvell resigned his positions as Green Iron’s president, chief executive officer, chief financial officer and principal accounting officer.  Through the time of his resignation Mr. Couvell contributed a total of $2,803 of accrued salary to capital, which represents a prorated annual salary based on 100 hours worked per year at $50,000 per year, or 58 hours worked.  For the year ended April 30, 2008, Mr. Couvell contributed $4,808 of accrued salary to capital, which represents an annual salary based on 200 hours worked at $50,000 per year.
Simultaneous with Mr. Couvell’s resignation, Mr. Sandy McDougall, our secretary and treasurer, was appointed to the additional offices of president, chief executive officer, chief financial officer and principal accounting officer.  For the years ended April 30, 2008 and 2007, Mr. McDougall contributed $4,808 and $4,808, respectively, of accrued salary to capital, which represents an annual salary based on 200 hours worked per year at $50,000 per year.

Notes Payable

As of April 30, 2008 and 2007, Green Irons had notes payable to a former officer, Andrew Couvell, totaling $34,413, respectively.  The notes are unsecured, due upon demand and have been imputing interest at the rate of 10% per annum.  For the years ended April 30, 2008 and 2007, the former officer elected to contribute all of the $3,441 and $2,330, respectively, of imputed interest to additional paid in capital. Subsequent to April 30, 2008, Green Irons paid $20,000 of this note payable to its former officer.

NOTE 3	GOING CONCERN

Green Iron’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Green Irons does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs.  Additionally, Green Irons has accumulated significant losses and an accumulated deficit during its development stage. All of these items raise substantial doubt about its ability to continue as a going concern.

Management's plans with respect to alleviating the adverse financial conditions that caused shareholders to express substantial doubt about Green Iron’s ability to continue as a going concern are as follows:

Green Iron’s current assets are not deemed to be sufficient to fund ongoing expenses related to the start up of planned principal operations.  If Green Irons is not successful in the start up of business operations which produce positive cash flows from operations, Green Irons may be forced to raise additional equity or debt financing to fund its ongoing obligations and cease doing business.

Management believes that Green Irons will be able to operate for the coming year from proceeds raised from an offering of its common stock.  However there can be no assurances that management’s plans will be successful.  If additional funds are raised through the issuance of equity securities, the percentage ownership of Green Iron’s then-current stockholders would be diluted.  If additional funds are raised through the issuance of debt securities, Green Irons will incur interest charges until the related debt is paid off.

The ability of Green Irons to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if Green Irons is unable to continue as a going concern.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 9, 2008, we dismissed HJ & Asociates, LLC (“HJA”) as our principal auditor and appointed Malone & Bailey PC (“Malone”) as our new auditor.

During fiscal years 2006 and 2007, and the subsequent interim period through February 8, 2008, the date of dismissal, there were no disagreements with HJA on any matter of accounting principles or practice, financial statements disclosures, or auditing scope or procedures, which if not resolved to the satisfaction of HJA would have caused them to make a reference to the subject matter of the disagreement in connection with their report.

We engaged Malone as our new independent auditor, effective as of February 8, 2008, to audit the company’s balance sheet as of April 30, 2008 and the related statements of operations, stockholder’s equity and cash flows for the year then ended.

We have had no disputes or disagreements with our accountants or accounting and financial disclosure. Our Certified Public Accountants are Malone & Bailey, PLLC, Certified Public Accountants, 2925 Briarpark Suite 930, Houston, Texas, 77042.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of April 30, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were not effective. as described below under management's report on internal control over financial reporting.

ITEM 8A(T). CONTROLS AND PROCEDURES.

(a) Management's annual report on internal control over financial reporting.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of April 30, 2008.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of April 30, 2008, our internal control over financial reporting is not effective based on those criteria, due to the following:

•
lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting.  Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

(b) Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the fourth quarter of the 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our officer and director will serve until his successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and director is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)
Sandy McDougall PO Box 561 Harbour Gates Providenciales Turks and Caicos Islands	61	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and a member of the Board of Directors

Mr. McDougall has held his offices/position since May 23, 2006, and is expected to hold his offices/positions until the next annual meeting of our stockholders

SANDY MCDOUGALL: PRESIDENT, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER, SECRETARY, TREASURER, AND DIRECTOR

Since February 2006, Mr. McDougall has managed his family's investment portfolio. From 2001 through January 2006, Mr. McDougall was employed as General Manager for the Providenciales Airport Company in Providenciales, Turks & Caicos Islands. From 1997 to 2001, Mr. McDougall was employed as vice-president of business development and marketing with YHM Airport Services in Hamilton, Ontario, Canada. From 1995 to 1997, McDougall was the director of sales and marketing with the Westin Bayshore Hotel in Vancouver. From 1991 to 1994, Mr. McDougall was an executive director with Bahamas Air in Nassau, Bahamas. From 1987 to 1991, Mr. McDougall was the vice-president of Commercial Services with Air BC, a former division of Air Canada. Mr. McDougall graduated from the faculty of commerce at Concordia University in Montreal, Quebec, Canada, in1967. Mr. McDougall obtained his Bachelor of Science, Honours, Economics and Mathematics, in 1973 from Simon Fraser University in Burnaby, British Columbia, Canada. Currently, Mr. McDougall is a member of the Providenciales Chamber of Commerce and is a director of the Turks & Caicos Islands Hotel and Tourism Association. Mr. McDougall devotes approximately 10 hours per week to Green Irons Holdings Corp. and will devote additional time as required. Mr. McDougall is not an officer or director of any other reporting company.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on March 29, 2006, through April 30, 2008, for our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE
				ANNUAL COMPENSATION		LONG TERM AWARDS	COMPENSATION PAYOUTS
NAMES EXECUTIVE OFFICER AND PRINCIPAL POSITION	YEAR ENDED	SALARY (US$)	BONUS (US$)	OTHER ANNUAL COMPEN-SATION (US$)	UNDER OPTIONS/SARS GRANTED (#)	SECURITIES RESTRICTED SHARES OR RESTRICTED SHARES/UNITS (US$)	LTIP PAYOUTS (US$)	OTHER ANNUAL COMPEN-SATION (US$)

Sandy McDougall President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and a member of the Board of Directors	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

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
Name and Address Beneficial Owner	Beneficial Ownership	Percentage of Outstanding Shares

Sandy McDougall (1) PO Box 561 Harbour Gates Providenciales Turks and Caicos Islands	5,000,000	85%

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

Mr. Couvell, our former officer, had advanced $34,413 to us for our legal, audit, filing fees, general office administration and cash needs. As of May 12, 2008, $14,413 remained owing to Mr. Couvell. Mr. Couvell has the right to obtain repayment from us of the balance owing to him. There is no due date for the repayment of the funds advanced by Mr. Couvell. The obligation to Mr. Couvell does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Couvell or the repayment of the funds to Mr. Couvell. The entire transaction was verbal. At April 30, 2008, Mr. Couvell elected to contribute all of the $3,441 of imputed interest to capital.

PART IV

ITEM 13.  EXHIBITS

EXHIBITS

The following Exhibits 3.01-3.03 are incorporated herein by reference from our Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-135225, filed on November 16, 2006. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.01	Articles of Incorporation*
3.02	Certificate of Amendment to Articles of Incorporation*
3.03	Bylaws*

The following documents are included herein:

EXHIBIT NO.	DOCUMENT DESCRIPTION

14.1	Code of Ethics**
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d- 15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer & Chief Financial Officer)
99.1	Disclosure Committee Charter**

*           Incorporated by reference to our Registration Statement on Form SB-2 filed on November 30, 2006.
**         Incorporated by reference to our Annual Report on Form 10-KSB filed on August 14, 2007.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for each of the last three fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$7,500	Malone & Bailey, PLLC, Certified Public Accountants
2007	$9,200	HJ & Associates, LLC, Certified Public Accountants
2006	$3,000	HJ & Associates, LLC, Certified Public Accountants

(2) AUDIT-RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0	Malone & Bailey, PLLC, Certified Public Accountants
2007	$0	HJ & Associates, LLC, Certified Public Accountants
2006	$0	HJ & Associates, LLC, Certified Public Accountants

(3) TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Malone & Bailey, PLLC, Certified Public Accountants
2007	$380	HJ & Associates, LLC, Certified Public Accountants
2006	$0	HJ & Associates, LLC, Certified Public Accountants

(4) ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Malone & Bailey, PLLC, Certified Public Accountants
2007	$0	HJ & Associates, LLC, Certified Public Accountants
2006	$0	HJ & Associates, LLC, Certified Public Accountants

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of July, 2008.

GREEN IRONS HOLDINGS CORP.

Date: July 30, 2008	By:	/s/ Sandy McDougall
Sandy McDougall
President, Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer,
and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

SIGNATURES	TITLES	DATE
/s/ Sandy McDougall
Sandy McDougall	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and a member of the Board of Directors	July 30, 2008