Form 10-Q
period 2008-07-31
Green Irons Holdings Corp.
filed 2008-09-12
CIK 1360334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

           OR

[   ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from        to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange Act during the past 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [ X ] No [    ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 12, 2008: 5,888,950 common shares outstanding.
Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of Green Irons Holdings Corporation (“Green Irons”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Green Irons’ Form 10-KSB filing with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported as reported in the Form 10-KSB filing with the SEC have been omitted.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS

	July 31, 2008	April 30, 2008
CURRENT ASSETS
	$13,643	$42,080
Cash	-	2,733
Prepaid expenses

Total Current Assets	$13,643	44,813

TOTAL ASSETS	$13,643	$44,813

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	July 31, 2008	April 30, 2008
CURRENT LIABILITIES

Accounts payable	$14,873	$9,800
Notes payable - related party (Note 2)	14,413	34,413

Total Current Liabilities	29,286	44,213

TOTAL LIABILITIES	29,286	44,213

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 100,000,000 shares authorized, 5,888,950 and 5,888,950 shares issued and outstanding, respectively	5,889	5,889
Additional paid-in capital	108,112	106,504
Deficit accumulated during the development stage	(129,644)	(111,793)

Total Stockholders' Equity (Deficit)	(15,634)	600

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,634	$44,813

The accompanying notes are an integral part of these unaudited financial statements.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Statements of Expenses
(Unaudited)

	For the Three Months Ended July 31,		From Inception on March 29, 2006, through July 31, 2008
	2008	2007
EXPENSES

Professional and legal fees	$15,056	$20,493	$99,497
Salary and wages	1,202	2,404	18,429
General and administrative	1,187	49	5,507

Total Expenses	17,445	22,946	123,433

OPERATING LOSS	(17,445)	(22,946)	(123,433)

OTHER EXPENSES

Interest expense	(406)	(914)	(6,211)
	(406)	(914)	(6,211)
NET LOSS	$(17,851)	$(23,860)	$(129,644)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,888,950	5,888,950

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Statements of Cash Flows
(Unaudited)

	For the Three Months Ended July 31,		From Inception on March 29, 2006, through July 31, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(17,851)	$(23,860)	$(129,644)
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution of imputed interest on notes payable - related party	406	860	6,177
Contribution of salaries - related party	1,202	2,404	18,429
(Increase) decrease in prepaid assets	2,733	-	-
Increase (decrease) in accounts payable	5,073	1,162	14,873

Net Cash Used by Operating Activities	(8,437)	(19,434)	(90,165)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	89,395
Proceeds from related party notes	-	-	34,413
Payments on notes payable	(20,000)	-	(20,000)

Net Cash Provided (Used) by Financing Activities	(20,000)	-	103,808
INCREASE (DECREASE) IN CASH	(28,437)	(19,434)	13,643
CASH AT BEGINNING OF PERIOD	42,080	89,052	-
CASH AT END OF PERIOD	$13,643	$69,618	$13,643

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$18	$18
Income tax	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Notes to the Financial Statements
July 31, 2008 and April 30, 2008

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Green Irons Holdings Corporation (Green Irons). The accompanying unaudited financial statements have been prepared by Green Irons pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with Green Irons’ most recent audited financial statements. Operating results for the three months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009.

NOTE 2 - RELATED PARTY TRANSACTIONS

Salaries

Mr. Sandy McDougall, president and chief executive officer contributed $1,202 in imputed wages to capital, which represents an annual salary based on 200 hours worked per year at$50,000 per year.

Notes Payable – Related Party

As of July 31, 2008, Green Irons had notes payable to Andrew Couvell, a former officer and director, totaling $14,413.  The notes are unsecured, due upon demand and have been imputing interest at the rate of 10% per annum.  For the period ended July 31, 2008, $406 of imputed interest was added to additional paid in capital.  During May 2008, Green Irons repaid $20,000 of the note upon request for payment from Mr. Couvell.

NOTE 3 - GOING CONCERN

Green Irons' financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Green Irons does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs.  Additionally, Green Irons has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity.  All of these items raise substantial doubt about its ability to continue as a going concern.

Management's plans with respect to alleviating the adverse financial conditions that caused shareholders to express substantial doubt about Green Irons ability to continue as a going concern are as follows:

Green Irons current assets are not deemed to be sufficient to fund ongoing expenses related to the start up of planned principal operations.  If Green Irons is not successful in the start up of business operations which produce positive cash flows from operations, Green Irons may be forced to raise additional equity or debt financing to fund its ongoing obligations and cease doing business.

If additional funds are raised through the issuance of equity securities, the percentage ownership of Green Irons then-current stockholders would be diluted.  If additional funds are raised through the issuance of debt securities, Green Irons will incur interest charges until the related debt is paid off.

The ability of Green Irons to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if Green Irons is unable to continue as a going concern.

Item 2.   Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

The following discussion of the financial condition and results of operations of Green Irons should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended July 31, 2008. This quarterly report contains certain forward-looking statements and Green Irons future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Green Irons to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Green Irons disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Business

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

We have been a development stage corporation since inception and have not commenced operations nor generated or realized any revenues from our business operations. The ability of Green Irons to emerge from the development stage with respect to its planned principal operations is dependent upon its ability to secure market acceptance of its business plan and to generate sufficient revenue through operations and/or raise additional funds. There is no guarantee that Green Irons will be able to complete any of the above objectives and, even if it does accomplish certain objectives, there is no guarantee that Green Irons will attain profitability. These factors raise substantial doubt regarding Green Irons' ability to continue as a going concern. In their report letter dated July 29, 2008, our auditors issued a going concern opinion. This means that our auditors believed there was substantial doubt as to whether we can continue as an on-going business. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

To date, we have experienced significant difficulties in generating revenues and raising additional capital.  We believe our inability to raise significant additional capital through debt or equity financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets. We had hoped to commence and expand our operations during the last six months. However, our ability to commence and expand operations has been negatively affected by our inability to raise significant capital and our inability to generate significant revenues. As a result of those difficulties, we intend to explore acquiring smaller companies with complementary businesses. Accordingly, over the next six months, we intend to research potential opportunities for us to acquire smaller companies with complementary businesses to our business and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have not identified any potential acquisition or joint venture candidates. We cannot guarantee that we will acquire or enter into any joint venture with any third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

To date, Green Irons has not generated any revenues. Management is currently devoting much of its time to developing a market for its business and considering other avenues of obtaining funds. At July 31, 2008, Green Irons had $13,643 in cash and $29,286 in liabilities. If sufficient revenue is not generated within three months time, then we anticipate that cash reserves will be exhausted. Presently, we do not have sufficient funds to commence operations. For Green Irons to remain in business for more than three months, we believe that we will need to raise additional funds through loans and/or equity financing. If we need additional cash and cannot raise it then we will either have to suspend operations until we do raise the cash or cease operations entirely. If we need additional funds, then we will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from management or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans and have not made any arrangements to raise additional cash.

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

At July 31, 2008, we had negative working capital of $15,643 compared to positive working capital of $600 at April 30, 2008. This decrease in working capital is primarily the result of payment of professional and administrative fees.

At July 31, 2008, our Company had total assets of $13,643 consisting of cash, which compares with our total assets at April 30, 2008, of $44,813 consisting of cash of $42,080 and prepaid expenses of $2,733. This change is the result of payment of professional and administrative fees and the partial repayment of funds loaned to the Company by a past officer.

At July 31, 2008, our total liabilities were $29,286 consisting of accounts payable of $14,873 and a note payable of $14,413. Our total liabilities at April 30, 2008, were $44,213 consisting of a note payable of $34,413 and $$9,800 of accounts payable.

We have not had revenues since inception. Until Green Irons commences business operations, we anticipate surviving with its current cash reserves. If possible, although there is no assurance or guarantee, Green Irons may receive funds from shareholder loans and/or funding from sales of its securities.

We have no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We have not conducted any product research or development. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Results of Operations

For The Three Months Ended July 31, 2008 Compared to The Three Months Ended July, 2007.

We posted a loss of $17,851 for the three months ending July 31, 2008. The components of the loss were $16,243 in administration and professional fees; $1,202 in imputed salary and wages expense and $406 in imputed interest expense. Operating expenses for the three months ending July 31, 2008, were $17,445, compared to operating expenses of $22,946 for the three months ending July 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in Green Irons' Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Green Irons' management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of Green Irons' management, including Green Irons' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Green Irons' disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, Green Irons' Chief Executive Officer and Chief Financial Officer concluded that Green Irons' disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended July 31, 2008.

Changes in internal control over financial reporting

There were no significant changes in Green Irons' internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls over financial reporting that would require corrective action.

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

GREEN IRONS HOLDINGS CORP. (Registrant)

Date: September 12, 2008	By:	/s/ Sandy McDougall
Sandy McDougall
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and a member of the Board of Directors