Form 10-Q
period 2008-10-31
Green Irons Holdings Corp.
filed 2008-12-16
CIK 1360334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: December 15, 2008: 5,888,950 common shares outstanding.

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

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS

	October 31, 2008	April 30, 2008
CURRENT ASSETS
Cash	$3,378	$42,080
Prepaid expenses	-	2,733

Total Current Assets	3,378	44,813

TOTAL ASSETS	$3,378	$44,813

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$9,800	$9,800
Notes payable - related party (Note 2)	14,413	34,413

Total Current Liabilities	24,213	44,213

TOTAL LIABILITIES	24,213	44,213

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 100,000,000 shares authorized, 5,888,950 and 5,888,950 shares issued and outstanding, respectively	5,889	5,889
Additional paid-in capital	109,675	106,504
Deficit accumulated during the development stage	(136,399)	(111,793)

Total Stockholders' Equity (Deficit)	(20,835)	600

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,378	$44,813

The accompanying notes are an integral part of these unaudited financial statements.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Statements of Expenses
(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,		From Inception on March 29, 2006 Through October 31,
	2008	2007	2008	2007	2008

EXPENSES

Professional and legal fees	4,499	17,797	19,555	32,290	103,996
Salary and wages	1,202	2,404
General and administrative	692	357	1,879	406	6,199

Total Expenses	6,393	20,558	23,838	43,504	129,826

OTHER EXPENSE

Interest expense	(361)	(807)	(768)	(1,721)	(6,573)
Total other expense	(361)	(807)	(768)	(1,721)	(6,573)

NET LOSS	$(6,754)	$(21,365)	$(24,606)	$(45,225)	$(136,399)

BASIC AND FULL DILUTED LOSS PER SHARE NET LOSS	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,888,950	5,888,950	5,888,950	5,888,950

The accompanying notes are an integral part of these unaudited financial statements.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Statements of Cash Flows
(Unaudited)

	For the Six Months Ended October 31,		From Inception on March 29, 2006 through October 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(24,606)	$(45,225)	$(136,399)
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution of imputed interest on notse payable - related party	767	1,721	7,740
Contribution of salaries - related party	2,404	4,808	18,429
Changes in assets and liabilities:		-	-
Decrease in prepaid assets	2,733	-	-
Increase in accounts payable	-	14,808	9,800

Net cash used by operating activites	(18,702)	(23,888)	(100,430)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	89,395
Proceeds from related party notes	-	-	34,413
Payments on notes payable	(20,000)	-	(20,000)

Net Cash Provided (Used) by Financing Activities	(20,000)	-	103,808
INCREASE (DECREASE) IN CASH	(38,702)	(23,888)	3,378
CASH AT BEGINNING OF PERIOD	42,080	89,052	-
CASH AT END OF PERIOD	$3,378	65,164	3,378

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$18	$18
Income tax	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Notes to the Financial Statements
October 31, 2008 and April 30, 2008

NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Green Irons Holdings Corporation (Green Irons). The accompanying unaudited financial statements have been prepared by Green Irons pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with Green Irons’s most recent audited financial statements. Operating results for the six months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009.

NOTE 2 -   RELATED PARTY TRANSACTIONS

Salaries

Mr. Sandy McDougall, president and chief executive officer contributed $2,404 in imputedwages to capital, which represents an annual salary based on 200 hours worked per year at$50,000 per year.

Notes Payable – Related Party

As of October 31, 2008, Green Irons had notes payable to Andrew Couvell, a former officer and director, totaling $14,413.  The notes are unsecured, due upon demand and have been imputing interest at the rate of 10% per annum.  Mr. Couvell has agreed to contribute all of the past imputed interest to capital and has agreed to waive the remaining interest.  During May 2008, Green Irons repaid $20,000 of the note upon request for payment from Mr. Couvell.  During the six months ended October 31, 2008, $767 in interest expense on the note was imputed and contributed to additional paid-in capital.

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

Management's plans with respect to alleviating the adverse financial conditions that caused shareholders to express substantial doubt about Green Irons' ability to continue as a going concern are as follows:

Green Irons' current assets are not deemed to be sufficient to fund ongoing expenses related to the start up of planned principal operations.  If Green Irons is not successful in the start up of business operations which produce positive cash flows from operations, Green Irons may be forced to raise additional equity or debt financing to fund its ongoing obligations and cease doing business.

Management believes that Green Irons will be able to operate for the coming year from proceeds raised from an offering of its common stock.  However there can be no assurances that management’s plans will be successful.  If additional funds are raised through the issuance of equity securities, the percentage ownership of Green Irons' then-current stockholders would be diluted.  If additional funds are raised through the issuance of debt securities, Green Irons will incur interest charges until the related debt is paid off.

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

Item 2.   Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

The following discussion of the financial condition and results of operations of Green Irons should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended October 31, 2008. This quarterly report contains certain forward-looking statements and Green Irons' future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Green Irons to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Green Irons disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Business

Green Irons was incorporated in the State of Nevada on March 29, 2006. Green Irons remains in the development stage of its business which is expected to include: (1) providing golf lessons and excursions to individuals, companies, and tourists in Vancouver, British Columbia, and Providenciales, Turks & Caicos Islands. "Excursions" refers to a customer playing one or more holes of golf with an instructor; and (2) creating, developing, and selling, golf instructional videos to our customers and other interested parties. Green Irons owns the rights to an internet domain name through which it intends to market its services.

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

To date, Green Irons has not generated any revenues. Management is currently devoting much of its time to developing a market for its business and considering other avenues of obtaining funds. At October 31, 2008, Green Irons had $3,778 in cash and $24,213 in liabilities. In the event that Green Irons proceeds with implementing its planned activities, then we anticipate that cash reserves will be exhausted within approximately one to three months if sufficient revenue is not generated during this time. For Green Irons to remain in business for more than one to two months, we believe that we will need to raise additional funds through loans and/or equity financing. If we need additional cash and cannot raise it then we will either have to suspend operations until we do raise the cash or cease operations entirely. If we need additional funds, then we will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from management or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans and have not made any arrangements to raise additional cash.

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

On April 17, 2007, we completed our public offering by raising $888,950. We sold 888,950 shares of our common stock at an offering price of ten cents per share.

On August 27, 2007, subsequent to submission of information pursuant to NASD Rule 6640 and Rule 15c2-11 under the Securities Exchange Act of 1934, we received approval from the Financial Industry Regulatory Authority for an unpriced quotation of our common stock on the OTC Bulletin Board and Pink Sheets. We were assigned the ticker symbol GIHO.

At October 31, 2008, we had negative working capital of $20,835 compared to positive working capital of $599 at April 30, 2008. This decrease in working capital is primarily the result of payment of professional and administrative fees.

At October 31, 2008, our Company had total assets of $3,778 consisting of cash, which compares with our Company's total assets at April 30, 2008, of $44,812 consisting of $42,079 cash and prepaid expenses of $2,733. This change is the result of payment of professional and administrative fees.

At October 31, 2008, our Company's total liabilities were $24,213 consisting of accounts payable of $9,800 and note payable of $14,413. Our total liabilities at April 30, 2008, were $44,213 consisting of a note payable of $34,413 and $9,800 of accounts payable.

Our Company has not had revenues since inception. Until Green Irons commences business operations, it anticipates surviving with its current cash reserves. If possible, although there is no assurance or guarantee, Green Irons may receive funds from shareholder loans and/or funding from sales of its securities.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We have not conducted any product research or development. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Results of Operations

For The Six Months Ended October 31, 2008 Compared to The Six Months Ended October 31, 2007.

Our Company posted a loss of $24,206 for the six months ending October 31, 2008. The components of the loss were $1,879 in general and administrative expenses and professional fees of $19,555. Operating expenses for the six months ending October 31, 2008, were $23,838, compared to operating expenses of $43,504 for the six months ending October 31, 2007.

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

Our management carried out an evaluation, under the supervision and with the participation of Green Irons' management, including Green Irons' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Green Irons' disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, Green Irons' Chief Executive Officer and Chief Financial Officer concluded that Green Irons' disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

Changes in internal control over financial reporting

There were no significant changes in Green Irons' internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Part II.  OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.                          Identification of Exhibit

31 32
Certification of Sandy McDougall Pursuant to Section 302 of the Sarbanes-Oxley Act.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN IRONS HOLDINGS CORP.

December 15, 2008	By:	/s/ Sandy McDougall
Sandy McDougall
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and a member of the Board of Directors