Form 10-Q
period 2009-01-31
Green Irons Holdings Corp.
filed 2009-03-24
CIK 1360334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: March 13, 2009: 5,888,950 common shares outstanding.

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

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION
		PAGE

PART I

ITEM 1.	Financial Statements (unaudited)	4
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	12
ITEM 4T.	Controls and Procedures	12

PART II

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
ITEM 6.	Exhibits	13

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS

	January 31, 2009	April 30, 2008
CURRENT ASSETS

Cash	$113	$42,080
Prepaid expenses	-	2,733

Total Current Assets	113	44,813

TOTAL ASSETS	$113	$44,813

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	January 31, 2009	April 30, 2008
CURRENT LIABILITIES

Accounts payable	$12,155	$9,800
Notes payable - related party (Note 2)	15,163	34,413

Total Current Liabilities	27,318	44,213

TOTAL LIABILITIES	27,318	44,213

STOCKHOLDERS' EQUITY (DEFICIT)

Common, stock, $0.001 par value, 100,000,000 shares authorized, 5,888,950 and 5,888,950 shares issued and outstanding, respectively	5,889	5,889
Additional paid in capital	111,243	106,504
Deficit accumulated during the development stage	(144,337)	(111,793)

Total Stockholders' Equity (Deficit)	27,205	600

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	113	$44,813

The accompanying notes are an integral part of these financial statements.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Statements of Expenses
(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,		From Inception on March 29, 2006 Through January 31,
	2009	2008	2009	2008	2009
EXPENSES

Professional and legal fees	6,055	6,830	25,610	45,120	110,051
Salary and wages	1,202	1,601	3,606	6,409	20,833
General and administrative	316	1,322	2,195	1,728	6,515

Total Expenses	7,573	9,753	31,411	53,257	137,399

OTHER EXPENSE

Interest expense	(365)	(860)	(1,133)	(2,581)	(6,938)
Total Other Expense	(365)	(860)	(1,133)	(2,581)	(6,938)

NET LOSS	$(7,938)	$(10,613)	$(32,544)	$(55,838)	$(144,337)

BASIC AND FULLY DILUTED LOSS PER SHARE NET LOSS	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING	5,888,950	5,888,950	5,888,950	5,888,950

The accompanying notes are an integral part of these financial statements.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended January 31,		From Inception on March 29, 2006 through
	2009	2008	January 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(32,544)	$(55,838)	$(144,337)
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution of imputed interest on notes payable - related party	1,133	2,581	6,903
Contribution of salaries - related party	3,606	6,409	20,833
Changes in assets and liabilities:
Decrease in prepaid assets	2,733	-	-
Increase in accounts payable	2,355	12,815	12,155

Net Cash Used by Operating Activities	(22,717)	(34,033)	(104,445)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	89,395
Proceeds from related party notes	750	-	35,163
Payments on notes payable	(20,000)	-	(20,000)

Net Cash Provided (Used) by Financing Activities	(19,250)	-	104,558

INCREASE (DECREASE) IN CASH	(41,967)	(34,033)	113

CASH AT BEGINNING OF PERIOD	42,080	89,052	-

CASH AT END OF PERIOD	$113	$55,019	$113

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$ -	$ 53	$ 71
Income tax	$ -	$ -	$ -

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Notes to the Financial Statements
January 31, 2009 and April 30, 2008

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Green Irons Holdings Corporation (Green Irons). The accompanying unaudited financial statements have been prepared by Green Irons pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with Green Irons’ most recent audited financial statements. Operating results for the nine months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009.

NOTE 2 - RELATED PARTY TRANSACTIONS

Salaries

       Mr. Sandy McDougall, president and chief executive officer contributed $3,606 in imputedwages to capital, which represents an annual salary based on 200 hours worked per year at
       $50,000 per year.

               Notes Payable – Related Party

As of January 31, 2009, Green Irons had notes payable to Andrew Couvell, a former officer and director, totaling $14,413.  The notes are unsecured, due upon demand and have been imputing interest at the rate of 10% per annum.  Mr. Couvell has agreed to contribute all of the past imputed interest to capital and has agreed to waive the remaining interest.  During May 2008, Green Irons repaid $20,000 of the note upon request for payment from Mr. Couvell.  During the nine months ended January 31, 2009, $1,128 in interest expense on the note was imputed and contributed to additional paid-in capital.

As of January 31, 2009, Green Irons has a $750 payable to Sandy McDougall, president and chief executive officer, for $750.  The payable is unsecured, due upon demand and imputes interest at the rate of 10% per annum.  Mr. McDougall has agreed to contribute all imputed interest to capital.  During the nine months ended January 31, 2009, $5 in interest expense on the note was imputed and contributed to additional paid-in capital.

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

Management believes that Green Irons will be able to operate for the coming year from proceeds loans from our director.  However there can be no assurances that management’s plans will be successful.

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

Item 2.   Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

The following discussion of the financial condition and results of operations of Green Irons should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended January 31, 2009. This quarterly report contains certain forward-looking statements and Green Irons' future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Green Irons to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Green Irons disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

To date, Green Irons has not generated any revenues. Management is currently devoting much of its time to developing a market for its business and considering other avenues of obtaining funds. At January 31, 2009, Green Irons had $113 in cash and $27,318 in liabilities. Green Irons does not presently have sufficient cash reserves to implement its business plan. For Green Irons to remain in business, we believe that we will need to raise additional funds through loans and/or equity financing. If we cannot raise additional cash then we will either have to suspend operations until we do raise the cash or cease operations entirely. We will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from management or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans and have not made any arrangements to raise additional cash.

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

On April 17, 2007, we completed our public offering by raising $88,895. We sold 888,950 shares of our common stock at an offering price of ten cents per share.

On August 27, 2007, subsequent to submission of information pursuant to NASD Rule 6640 and Rule 15c2-11 under the Securities Exchange Act of 1934, we received approval from the Financial Industry Regulatory Authority for an unpriced quotation of our common stock on the OTC Bulletin Board and Pink Sheets. We were assigned the ticker symbol GIHO.

At January 31, 2009, we had negative working capital of $27,205 compared to positive working capital of $599 at April 30, 2008. This decrease in working capital is primarily the result of payment of professional and administrative fees.

At January 31, 2009, our Company had total assets of $103 consisting of cash, which compares with our Company's total assets at April 30, 2008, of $44,813 consisting of $42,080 cash and prepaid expenses of $2,733. This change is the result of payment of professional and administrative fees.

At January 31, 2009, our Company's total liabilities were $27,318 consisting of accounts payable of $12,155 and note payable of $15,163. Our total liabilities at April 30, 2008, were $44,213 consisting of a note payable of $34,413 and $$9,800 of accounts payable.

Our Company has not had revenues since inception. Until Green Irons commences business operations, it anticipates surviving with its current cash reserves and loans from its director. If possible, although there is no assurance or guarantee, Green Irons may receive funds from shareholder loans and/or funding from sales of its securities.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We have not conducted any product research or development. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Results of Operations

For The Nine Months Ended January 31, 2009 Compared to The Nine Months Ended January 31, 2008.

Our Company posted a loss of $32,544 for the nine months ending January 31, 2009. The components of the loss were $2,195 in general and administrative expenses, $25,610 in professional and legal fees and $3,606 in salary and wages expense. Operating expenses for the nine months ending January 31, 2009, were $31,411, compared to operating expenses of $53,257 for the nine months ending January 31, 2008.

Plan of Operation

To date, we have experienced significant difficulties in generating revenues and raising additional capital.  We believe our inability to raise significant additional capital through debt or equity financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets. We had hoped to commence and expand our operations during the last twelve months. However, our ability to commence and expand operations has been negatively affected by our inability to raise significant capital and our inability to generate significant revenues. As a result of those difficulties, we intend to explore acquiring smaller companies with complementary businesses. Accordingly, over the next six months, we intend to research potential opportunities for us to acquire smaller companies with complementary businesses to our business and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have not identified any potential acquisition or joint venture candidates. We cannot guaranty that we will acquire or enter into any joint venture with any third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

As of January 31, 2009, our cash are $113.  As a result, we do not believe we can satisfy our cash requirements for the next 12 months. We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officer. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue operations may be significantly hindered.

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

Our management carried out an evaluation, under the supervision and with the participation of Green Irons' management, including Green Irons' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Green Irons' disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, Green Irons' Chief Executive Officer and Chief Financial Officer concluded that Green Irons' disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

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

GREEN IRONS HOLDINGS, CORP.

March 20, 2009	By:	/s/ Sandy McDougall
Sandy McDougall
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and a member of the Board of Directors