Form 10-K
period 2009-04-30
Green Irons Holdings Corp.
filed 2009-06-18
CIK 1360334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the fiscal year ended April 30, 2009.

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from                     to
Commission File Number: 000-52687
Green Irons Holdings Corp.
 (Exact name of registrant as specified in its charter)
Nevada	98-0489669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
PO Box 561, Harbour Gates Providenciales, Turks and Caicos Islands	n/a
(Address of principal executive offices)	(Zip Code)
(649) 342-1526
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None
Securities registered under Section 12(g) of the Act:
Common Stock, Par Value $.001 (Title of Class)
Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes    ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes      No

As of June 10, 2009, there were 5,888,950 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Item 1 “Risk Factors” and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock. The risks described below are those we currently believe may materially affect us.

1. WE HAVE NO OPERATING HISTORY. WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE. WE WILL GO OUT OF BUSINESS IF WE FAIL TO GENERATE SUFFICIENT REVENUE.

We do not have any operating history. We were founded on March 29, 2006, and from the date of inception to April 30, 2009, we had a net loss of $150,683. We expect to incur additional losses for the foreseeable future and will go out of business if we fail to generate sufficient revenue. Additional losses will result from costs and expenses related to:

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

11. BECAUSE A LIQUID SECONDARY MARKET FOR OUR COMMON STOCK DOES NOT EXIST, YOU MAY NOT BE ABLE TO SELL YOUR COMMON STOCK.

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

14. SALES OF COMMON STOCK BY MR. MCDOUGALL MAY CAUSE THE MARKET PRICE FOR THE COMMON STOCK TO DECREASE.

A total of 5,000,000 shares of common stock are owned by Mr. McDougall, our sole officer and director. Mr. McDougall is likely to sell a portion of his common stock if the market price increases above $0.10. If he does sell his common stock into the market, these sales may cause the market price of the common stock to decrease. However, all of the shares of common stock issued to Mr. McDougall are "restricted" securities as defined by Rule 144 of the Securities Act. This means that the common stock is eligible for sale subject to volume limitations, timing and manner of sale restrictions, and filing of notice requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

 We do not own any interests in real estate. Our administrative offices are currently located at PO Box 561, Harbour Gates, Providenciales, Turks and Caicos Islands. This is the home office of our Director, Sandy McDougall. We do not pay any rent to Mr. McDougall and there is no agreement to pay any rent in the future.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the Over-The-Counter-Bulletin-Board (OTCBB) under the symbol “GIHO” but, as of the date of this report, our stock has not traded on the OTCBB. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

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

REPORTS TO SECURITY HOLDERS

We are a reporting company with the Securities and Exchange Commission, or SEC.  The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

There are no outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We have not agreed to register for sale any shares of common stock held any of our shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

In March 2006, we sold 5,000,000 shares of common stock to our former officer and director in exchange for $500.  The shares were issued in a transaction which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, which exemption is specified by the provisions of Section 4(2) of that act.

USE OF PROCEEDS OF REGISTERED SECURITIES

There were no sales or proceeds during the year ended April 30, 2009, for the sale of registered securities.

PENNY STOCK REGULATION

Trading of our securities will be in the over-the-counter markets which are commonly referred to as the “pink sheets” or on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the securities offered.

Shares of our common stock will probably be subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

PURCHASES OF EQUITY SECURITIES

None during the period covered by this report.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2009. The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2009.

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

As of the date of this report, our total assets are $178.  As a result, we believe we cannot satisfy our cash requirements during the next 1 to 3 months. We will not be conducting any product research or development. We do not expect to purchase any significant equipment. Further we do not expect significant changes in the number of employees. Our specific goal is to profitably sell our services and products. We intend to accomplish the foregoing through the following milestones:

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

FOR THE YEAR ENDED APRIL 30, 2009 COMPARED TO THE YEAR ENDED APRIL 30, 2008.

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the year ended April 30, 2009 or for the year ended April 30, 2008.  Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our business plan.

EXPENSES

For the year ended April 30, 2009, our total expenses were $37,218, as compared to total expenses of $59,965 for the year ended April 30, 2008. For the year ended April 30, 2009, our total expenses consisted of professional and legal fees of $29,715, which is attributed to the increased legal expenses and accounting expenses related to being a public company, and salary and wages of $4,808 and general and administrative expenses of $2,695. By comparison, for the year ended April 30, 2008, our total expenses consisted of professional fees of $50,072, salary and wages of $7,611, and general and administrative expenses of $2,282. The decrease in professional fees from 2008 to 2009 was primarily attributed to reduced legal costs and 2008 included legal costs related to us becoming public company.  We expect that we will continue to incur significant legal and accounting expenses related to being a public company. We also had $1,672 in interest expense for the year ended April 30, 2009 as compared to $3,441 in interest expense for the year ended April 30, 2008.

NET INCOME OR LOSS

For the year ended April 30, 2009, our net loss after interest expense was $38,890, as compared to the year ended April 30, 2008, in which our net loss was $63,406 after our interest expense.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

LIQUIDITY AND CAPITAL RESOURCES

We have cash of $178 as of April 30, 2009. In April 2007, we completed our public offering by raising $88,950. Specifically, we sold 888,950 shares of our common stock at an offering price of ten cents per share. We have used all of those proceeds for working capital.

In order to implement our business plan in the manner we envision, we need to raise additional capital.  We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms. In the event that we experience a shortfall in our capital, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. If we cannot raise additional cash, then we will either have to suspend operations until we do raise the cash, or cease operations entirely.

As of April 30, 2009, our total assets were $178 and our total liabilities were $31,988, including $14,413 owed to Andrew Couvell, our former officer, for payments made to our attorney for fees and for the incorporation of the company, $7,100 owed to Sandy McDougall, the current sole officer and director, for some professional fees and general and administrative expenses, and $10,475 for accounts payable for filing and general office costs.

During 2009, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our auditors have questioned our ability to continue operations as a “going concern.” We hope to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

Because we have limited operations and assets, we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, we have checked the box on the cover page of this report that specifies we are a shell company.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
FINANCIAL STATEMENTS
April 30, 2009 and 2008

TABLE OF C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Green Irons Holding Corporation
(A Development Stage Company)
Providenciales, Turks and Caicos Islands

We have audited the accompanying balance sheets of Green Irons Holding Corporation (“the Company”). as of April 30, 2009 and 2008 and the related  statements of expenses, changes in stockholders' equity (deficit), and cash flows for the years then ended . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Green Irons Holdings is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of Green Iron’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Irons Holding Corporation. and the results of its operations and cash flows for the period  described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Green Irons Holding Corporation  will continue as a going concern. As discussed in Note 2 to the financial statements, Green Irons Holding Corporation.suffered losses from operations and has accumulated deficit during it’s development stage which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONE & BAILEY, P.C
Malone & Bailey, P.C.
www.malone-bailey.com
Houston, Texas
June 15, 2009

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	April 30,
	2009	2008
CURRENT ASSETS

Cash	$178	$40,080
Prepaid expenses	-	2,733
Total Current Assets	178	44,813
TOTAL ASSETS	$178	$44,813

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$10,475	$9,800
Notes payable - related party (Note 2)	21,513	34,413
Total Current Liabilities	31,988	44,213
TOTAL LIABILITIES	31,988	44,213

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,888,950 and 5,888,950 shares issued and outstanding, respectively	5,889	5,889
Additional paid-in capital	112,984	106,504
Deficit accumulated during the development stage	(150,683)	(111,793)
Total Stockholders' Equity (Deficit)	(31,810)	600
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$178	$44,813

The accompanying notes are an integral part of these financial statements.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Statements of Expenses

	For the Years Ended April 30,		From Inception on March 29, 2006, Through April 30, 2009
	2009	2008	(Unaudited)
EXPENSES
Professional and legal fees	$29,715	$50,072	$114,156
Salary and wages	4,808	7,611	22,035
General and administrative	2,695	2,282	7,015
Total Expenses	37,218	59,965	143,206
OTHER EXPENSE
Interest expense	1,672	3,441	7,477
Total Other Expense	1,672	3,441	7,477
LOSS BEFORE INCOME TAX EXPENSE	(38,890)	(63,406)	(150,683)
Income tax expense	-	-	-
NET LOSS	$(38,890)	$(63,406)	(150,683)
BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,888,950	5,888,950

The accompanying notes are an integral part of these financial statements.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount	Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Balance, March 29, 2006 (inception)	-	$-	$-	$-	$
Common stock issued for cash At $0.0001 per share	5,000,000	5,000	(4,500)	-		500.00
Net loss for the period ended April 30, 3006	-	-	-	(2,040)		(2,040)
Balance, April 30, 2006 unaudited	5,000,000	5,000	(4,500)	(2,040)		(2,040)
Contribution of imputed interest on notes payable - related party	-	-	2,330	-		2,330
Contribution of salaries payable - related party	-	-	9,616	-		9,616
Common stock issued for cash At $0.10 per share	888,950	889	88,006	-		88,895
Net loss for the year ended April 30, 2007	-	-	-	(46,347)		(46,347)
Balance, April 30, 2007 unaudited	5,888,950	5,889	95,452	(48,387)		52,954
Contribution of imputed interest on notes payable - related party	-	-	3,441	-		3,441
Contribution of salaries - related party	-	-	7,611	-		7,611
Net loss for the year ended April 30, 2008	-	-	-	(63,406)		(63,406)
Balance, April 30, 2008	5,888,950	5,889	106,504	(111,793)		600
Contribution of imputed interest on notes payable - related party	-	-	1,672	-		1,672
Contribution of salaries - related party	-	-	4,808	-		4,808
Net loss for the year ended April 30, 2009	-	-	-	(38,890)		(38,890)
Balance, April 30, 2009	5,888,950	$5,889	$112,984	$(150,683)		$(31,810)

The accompanying notes are an integral part of these financial statements.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Statements of Cash Flows

	For the Years Ended April 30,		From Inception on March 29, 2006 through April 30, 2009
	2009	2008	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,890)	$(63,406)	$(150,683)
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution of imputed interest on notes payable - related party	1,672	3,441	7,443
Contribution of salary payable - related party	4,808	7,611	22,035
Changes in assets and liabilities: (Increase) decrease in prepaid assets	2,733	(2,733)	-
Increase in accounts payable	675	8,115	10,475
Net Cash Used by Operating Activities	(29,002)	(46,972)	(110,730)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	-	89,395
Proceeds from related party notes	7,100	-	41,513
Payments on related party notes	(20,000)	-	(20,000)
Net Cash Provided (Used) by Financing Activities	(12,900)	-	110,908
INCREASE (DECREASE) IN CASH	(41,902)	(46,972)	178
CASH AT BEGINNING OF PERIOD	42,080	89,052	-
CASH AT END OF PERIOD	$178	$42,080	$178

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$18
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Notes to the Financial Statements
April 30, 2009 and 2008

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Organization

 Green Irons Holdings Corporation (the Company) was incorporated in Nevada on March 29, 2006, for the purpose of providing golf consulting services and manufacturing golf instructional material and equipment.  Green Irons is in the development stage and has elected April 30 as its fiscal year end.

b.	Basis of Presentation Green Irons uses the accrual method of accounting for financial purposes and has elected April 30 as its year-end. Green Irons is in the development stage.

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

e.	Cash and Cash Equivalents Green Irons considers all highly liquid investments with maturity of three months or less to be cash equivalents.

f.	Recently Issued Accounting Pronouncements The adoption of recently issued accounting pronouncements are not expected to have a material impact on Green Iron’s financial statements.

g.	Basic Loss Per Share The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

	For the Years Ended April 30,
	2009	2008
Net loss	$(38,890)	$(63,406)
Weighted average number of shares outstanding	588,950	5,888,950
Net loss per share	$(0.01)	$(0.01)

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

          Net deferred tax assets and liabilities consist of the following components as of April 30:

	2009	2008
Deferred tax assets:
NOL carryover	$79,807	$27,397
Deferred tax assets:	-	-
Deferred tax liabilities:	-	-
Valuation allowance	(79,807)	(27,397)
Net deferred tax assets and liabilities:	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended April 30, 2009 and 2008 due to the following:

	2009	2008
Book income (loss)	$(15,167)	$(24,728)
Contributed services	2,527	2,988
Change in related party accrual	(7,800)	-
Valuation allowance	20,440	21,740
	$-	$-

At April 30, 2009, Green Irons had net operating loss carryforwards of approximately $79,800 that may be offset against future taxable income from the year 2009 through 2029. No tax benefit has been reported in the April 30, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Green Irons adopted the provisions FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)” (FIN 48) on January 1, 2007.  As a result of the implementation of FIN 48 Green Irons did not recognize any increases in the liability for unrecognized tax benefits.

NOTE 2 -GOING CONCERN

Green Iron's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Green Irons does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs.  Additionally, Green Irons has accumulated significant losses and an accumulated deficit during it’s development stage..  All of these items raise substantial doubt about its ability to continue as a going concern.

Management's plans with respect to alleviating the adverse financial conditions that caused shareholders to express substantial doubt about Green Irons's ability to continue as a going concern are as follows:

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Wages

For the years ended April 30, 2009 and 2008, Mr. Sandy McDougall, our sole officer and director, contributed $4,808 and $4,808, respectively, of accrued salary to capital, which represents an annual salary based on 200 hours worked per year at $50,000 per year.

Notes Payable

As of April 30, 2008, Green Irons had notes payable to a former officer, Andrew Couvell, totaling $34,413.  During May 2008, Green Irons repaid Mr. Couvell $20,000, leaving a balance of $14,413 at April 30, 2009. As of April 30, 2009, Green Irons also had notes payable to the sole officer and director, Sandy McDougall, totaling $7,100. The notes are unsecured, due upon demand and have been imputing interest at the rate of 10% per annum.  For the years ended April 30, 2009 and 2008, the former officer and the director elected to contribute all of the $$1,672 and $3,441, respectively, of imputed interest to additional paid-in capital.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of April 30, 2009, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective, as described below under management’s report on internal control over financial reporting.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of April 30, 2009.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of April 30, 2009, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS AND DIRECTORS
Each of our officers is elected by the board of directors for a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Sandy McDougall	62	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and a member of the Board of Directors

SANDY MCDOUGALL: PRESIDENT, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER, SECRETARY, TREASURER AND DIRECTOR

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

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

NOMINATING COMMITTEE

Our entire board of directors participates in consideration of director nominees. The board of directors will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer.  The board of directors will also evaluate whether the candidates' skills and experience are complementary to the existing Board's skills and experience as well as the board of directors' need for operational, management, financial, international, technological or other expertise. The board of directors will interview candidates that meet the criteria and then select nominees that board of directors believes best suit our needs.

The board of directors will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, at PO Box 561, Harbour Gates Providenciales, Turks and Caicos Islands. Submissions that are received that meet the criteria described above will be forwarded to the board of directors for further review and consideration. The board of directors will not evaluate candidates proposed by stockholders any differently than other candidates.

COMPENSATION COMMITTEE

The board of directors has no compensation committee.

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

SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

We are not aware if our officers and directors have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the years ending April 30, 2009 and 2008.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Sandy McDougall President, CEO, CFO, Principal Accounting Officer	2009	None	None	None	None	None	None	None	None
	2008	None	None	None	None	None	None	None	None

None of our officers and/or directors currently receives any compensation for their respective services rendered to the Company. Officers and directors have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated sufficient revenues from our operations.

STOCK OPTIONS/SAR GRANTS

No grants of stock options or stock appreciation rights were made since our date of incorporation on March 29, 2006.

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of the year ended April 30, 2009, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Sandy McDougall	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION.  Our directors received the following compensation for their service as directors during the fiscal year ended April 30, 2009:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Sandy McDougall	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 30, 2009, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Sandy McDougall (1) PO Box 561 Harbour Gates Providenciales Turks and Caicos Islands	5,000,000 shares President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and a member of the Board of Directors	85%
Common Stock	All directors and named executive officers as a group	5,000,000 shares	85%
(1) Sandy McDougall may be deemed to be a "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct stock holdings.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

CHANGES IN CONTROL

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

NO EQUITY COMPENSATION PLAN

We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED PARTY TRANSACTIONS

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

As of April 30, 2008, we had notes payable to a former officer, Andrew Couvell, totaling $34,413.  During May 2008, we repaid Mr. Couvell $20,000, leaving a balance of $14,413 at April 30, 2009. As of April 30, 2009, we also had notes payable to our sole officer and director, Sandy McDougall, totaling $7,100.

The notes are unsecured, due upon demand and have been imputing interest at the rate of 10% per annum.  For the years ended April 30, 2009 and 2008, the former officer and the director elected to contribute all of the $1,672 and $3,441, respectively, of imputed interest to additional paid in capital.

For the years ended April 30, 2009 and 2008, Mr. Sandy McDougall, our sole officer and director, contributed $4,808 and $4,808, respectively, of accrued salary to capital, which represents an annual salary based on 200 hours worked per year at $50,000 per year.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;
•	obtain disinterested directors consent; and
•	obtain shareholder consent where required.

DIRECTOR INDEPENDENCE.

Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed in the fiscal year ended April 30, 2009 and 2008, respectively, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year was $15,089 and $7,500.

AUDIT-RELATED FEES

For the fiscal year ended April 30, 2009 and 2008, respectively we were billed a total of $0 and $0 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

TAX FEES

For the fiscal year ended April 30, 2009 and 2008, respectively, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0 for both years.

ALL OTHER FEES.

None.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements.

Included in Item 7

(b)	Exhibits required by Item 601.

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.01	Articles of Incorporation*
3.02	Certificate of Amendment to Articles of Incorporation*
3.03	Bylaws*
14.1	Code of Ethics**
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d- 15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer & Chief Financial Officer)
99.1	Disclosure Committee Charter**

*           Incorporated by reference to our Registration Statement on Form SB-2 filed on November 30, 2006.
**         Incorporated by reference to our Annual Report on Form 10-KSB filed on August 14, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Irons Holdings, Corp. a Nevada corporation

June 17, 2009	By:	/s/ Sandy McDougall
Sandy Mc Dougall
President, Secretary, Chief Financial Officer, Treasurer, and a director
(Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Sandy McDougall	June 17, 2009
Sandy McDougall
President, Secretary, Chief Financial Officer, Treasurer, and a director (Principal Executive, Financial and Accounting Officer)