Form 10-Q
period 2009-07-31
Green Irons Holdings Corp.
filed 2009-09-15
CIK 1360334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2009

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

Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☐     Smaller reporting company ☒

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: September 14, 2009: 5,888,950 common shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited interim financial statements of Green Irons Holdings Corporation (“Green Irons”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Green Irons’ Form 10-K filing with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported as reported in the Form 10-K filing with the SEC have been omitted.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS

	July 31, 2009	April 30, 2009
CURRENT ASSETS
Cash	$61	$178
TOTAL CURRENT ASSETS	$61	$178

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	July 31, 2009	April 30, 2009
CURRENT LIABILITIES

Accounts payable	$13,746	$10,475
Notes payable - related party (Note 2)	29,413	21,513

Total Current Liabilities	43,159	31,988

TOTAL LIABILITIES	43,159	31,988

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 100,000,000 shares authorized, 5,888,950 shares issued and outstanding	5,889	5,889
Additional paid-in capital	114,860	112,984
Deficit accumulated during the development stage	(163,847)	(150,683)

Total Stockholders' Deficit	(43,098)	(31,810)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$61	$178

The accompanying notes are an integral part of these financial statements.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Statements of Expenses
(Unaudited)

	For the Three Months Ended July 31,		From Inception on March 29, 2006, through July 31,
	2009	2008	2009

EXPENSES

Professional and legal fees	$10,471	$15,056	$124,627
Salary and wages	1,202	1,202	23,237
General and administrative	817	1,187	7,832

Total Expenses	12,490	17,445	155,696

OPERATING LOSS	(12,490)	(17,445)	(155,696)

OTHER EXPENSES

Interest expense	(674)	(406)	(8,151)

Total Other Expenses	(674)	(406)	(8,151)

NET LOSS	$(13,164)	$(17,851)	$(163,847)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,888,950	5,888,950

The accompanying notes are an integral part of these financial statements.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Statements of Cash Flows
(Unaudited)

	For the Three Months Ended July 31,		From Inception on March 29, 2006, through July 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,164)	$(17,851)	$(163,847)
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution of imputed interest on notes payable - related party	674	406	8,117
Contribution of salaries - related party	1,202	1,202	23,237
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	-	2,733	-
Increase (decrease) in accounts payable	3,271	5,073	13,746

Net Cash Used by Operating Activities	(8,017)	(8,437)	(118,747)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	-	89,395
Proceeds from related party notes	7,900	-	49,413
Payments on notes payable	-	(20,000)	(20,000)

Net Cash Provided (Used) by Financing Activities	7.900	(20,000)	118,808

INCREASE (DECREASE) IN CASH	(117)	(28,437)	61

CASH AT BEGINNING OF PERIOD	178	42,080	-

CASH AT END OF PERIOD	$61	$13,643	$61

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$18	$18
Income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GREEN IRONS HOLDINGS CORPORATION
(A Development Stage Company)
 Notes to the Financial Statements

NOTE 1 -        BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by Green Irons pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. These interim financial statements should be read in conjunction with Green Irons’ most recent audited financial statements. Operating results for the nine months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010.

Recent Accounting Pronouncements

The company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operating, financial position or cash flows.

Effective this quarter, the Company implemented SFAS No. 165, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. We evaluated all events or transactions that occurred after July 31, 2009 up through the date we issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

NOTE 2 -   RELATED PARTY TRANSACTIONS

Salaries

Mr. Sandy McDougall, president and chief executive officer contributed $1,202 in imputed wages to capital, which represents an annual salary based on 200 hours worked per year at 50,000 per year.

Notes Payable – Related Party

As of July 31, 2009, Green Irons had notes payable to a former officer, Andrew Couvell, totaling $34,413. During May 2008, Green Irons repaid Mr. Couvell $20,000, leaving a balance of $14,413 at July 31, 2009.

As of July 31, 2009, Green Irons also had notes payable to the sole officer and director, Sandy McDougall, totaling $15,000. The notes are unsecured, due upon demand and have been imputing interest at the rate of 10% per annum. For the periods ended July 31, 2009 and 2008, the former officer and the director elected to contribute all of the $674 and $406, respectively, of imputed interest to additional paid-in capital.

NOTE 3 -        GOING CONCERN

The Company had incurred losses since inception and has a working capital deficit at July 31, 2009. These conditions raise substantial doubt as to Green Irons’ ability to continue as a going concern. In response to these conditions, management is seeking a merger candidate and may raise additional capital through the sale of equity securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

The following discussion of the financial condition and results of operations of Green Irons should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended July 31, 2009. This quarterly report contains certain forward-looking statements and Green Irons' future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Green Irons to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Green Irons disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

We have been a development stage corporation since inception and have not commenced operations nor generated or realized any revenues from our business operations. The ability of Green Irons to emerge from the development stage with respect to its planned principal operations is dependent upon its ability to secure market acceptance of its business plan and to generate sufficient revenue through operations and/or raise additional funds. There is no guarantee that Green Irons will be able to complete any of the above objectives and, even if it does accomplish certain objectives, there is no guarantee that Green Irons will attain profitability. These factors raise substantial doubt regarding Green Irons' ability to continue as a going concern. In their report letter dated June 15, 2009, our auditors issued a going concern opinion. This means that our auditors believed there was substantial doubt as to whether we can continue as an on-going business. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

To date, Green Irons has not generated any revenues. Management is currently devoting much of its time to developing a market for its business and considering other avenues of obtaining funds. At July 31, 2009, Green Irons had $61 in cash and $43,159 in liabilities. Green Irons does not presently have sufficient cash reserves to implement its business plan. For Green Irons to remain in business, we believe that we will need to raise additional funds through loans and/or equity financing. If we cannot raise additional cash then we will either have to suspend operations until we do raise the cash or cease operations entirely. We will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from management or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans and have not made any arrangements to raise additional cash.

To date, we have experienced significant difficulties in generating revenues and raising additional capital.  We believe our inability to raise significant additional capital through debt or equity financings is due to various factors, including, but not limited to, the global economic turmoil and a tightening in the equity and credit markets. We had hoped to commence and expand our operations during the last six months. However, our ability to commence and expand operations has been negatively affected by our inability to raise significant capital and our inability to generate significant revenues. As a result of those difficulties, we intend to explore acquiring companies with complementary businesses. Accordingly, over the next six months, we intend to research potential opportunities for us to acquire companies with complementary businesses to our business and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have not identified any potential acquisition or joint venture candidates. We cannot guaranty that we will acquire or enter into any joint venture with any third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

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

On April 17, 2007, we completed our public offering by raising $888,895. We sold 888,950 shares of our common stock at an offering price of ten cents per share.

On August 27, 2007, subsequent to submission of information pursuant to NASD Rule 6640 and Rule 15c2-11 under the Securities Exchange Act of 1934, we received approval from the Financial Industry Regulatory Authority for an unpriced quotation of our common stock on the OTC Bulletin Board and Pink Sheets. We were assigned the ticker symbol GIHO.

At July 31, 2009, we had negative working capital of $43,098 compared to negative working capital of $31,810 at April 30, 2009. This decrease in working capital is primarily the result of payment of professional and administrative fees.

At July 31, 2009, our Company had total assets of $61 consisting of cash, which compares with our Company's total assets at April 30, 2009, of $178 consisting of cash. This change is the result of funds from shareholder loans.

At July 31, 2009, our Company's total liabilities were $43,159 consisting of accounts payable of $13,746 and notes payable of $29,413. Our total liabilities at April 30, 2009, were $31,988 consisting of a note payable of $21,513 and $10,475 of accounts payable.

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

Results of Operations

For The Three Months Ended July 31, 2009 Compared to The Three Months Ended July 31, 2008.

Our Company posted a loss of $12,490 for the three months ending July 31, 2009. The components of the loss were $817 in administration, $10,471 in professional fees and $1,202 in imputed salary and wages expense. Operating expenses for the three months ending July 31, 2009, were $12,490, compared to operating expenses of $17,445 for the three months ending July 31, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.

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

Our management carried out an evaluation, under the supervision and with the participation of Green Irons' management, including Green Irons' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Green Irons' disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, Green Irons' Chief Executive Officer and Chief Financial Officer concluded that Green Irons' disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.

Changes in internal control over financial reporting.

There were no significant changes in Green Irons' internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

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

GREEN IRONS HOLDINGS CORP.

September 14, 2009	By:	/s/ Sandy McDougall
Sandy McDougall
President, Chief Executive Officer, Chief Financial Officer,
Secretary, Treasurer, and a member of the Board of Directors (Principal Executive, Financial and Accounting Officer)