Form 10-Q
period 2009-10-31
Alamo Energy Corp.
filed 2009-12-15
CIK 1360334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2009

           OR

[   ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

Commission file number: 000-52687

Alamo Energy Corp.
(Exact name of registrant as specified in its charter)

Nevada
(State of other jurisdiction of incorporation or organization)

98-0489669
(IRS Employer Identification Number)

10497 Town and Country Way, Suite 310, Houston, Texas 77024
 (Address of principal executive offices)

(832) 436-1832
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

As of December 10, 2009, there were 1,622,284 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALAMO ENERGY CORP.
(FORMERLY, GREEN IRONS HOLDINGS CORPORATION)
(A Development Stage Company)
Balance Sheets

ASSETS
	October 31,	April 30,
	2009	2009
	(Unaudited)

CURRENT ASSETS

Cash	$31	$178

TOTAL ASSETS	$31	$178

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
	October 31,	April 30,
	2009	2009
CURRENT LIABILITIES

Accounts payable	$28,292	$10,475
Notes payable– related party (Note 2)	29,413	21,513

Total current liabilities	57,705	31,988

TOTAL LIABILITIES	57,705	31,988

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,888,950 and 5,888,950 shares issued
and outstanding, respectively	5,889	5,889
Additional paid-in capital	116,803	112,984
Deficit accumulated during the development stage	(180,366)	(150,683)

Total stockholders’ equity (deficit)	(57,674)	(31,810)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$31	$44,813

ALAMO ENERGY CORP.
(FORMERLY, GREEN IRONS HOLDINGS CORPORATION)
(A Development Stage Company)
 Statements of Operations
(Unaudited)

					From Inception
					on March 29, 2006
	For the Three Months Ended		For the Six Months Ended		Through
	October 31,		October 31,		October 31,
	2009	2008	2009	2008	2009

EXPENSES

Professional and legal fees	14,540	4,499	25,310	19,555	139,167
Salary and wages	1,202	1,202	2,404	2,404	24,439
General and administrative	28	692	546	1,879	7,860

Total expenses	15,770	6,393	28,260	23,838	171,466

OTHER EXPENSE

Interest expense	(749)	(361)	(1,423)	(768)	(8,900)

Total other expense	(749)	(361)	(1,423)	(768)	(8,900)

NET LOSS	$(16,519)	$(6,754)	$(29,683)	$(24,606)	$(180,366)

BASIC AND FULLY
DILUTED LOSS
PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	5,888,950	5,888,950	5,888,950	5,888,950

ALAMO ENERGY CORP.
(FORMERLY, GREEN IRONS HOLDINGS CORPORATION)
(A Development Stage Company)
 Statements of Cash Flows
(Unaudited)
			From Inception
	For the Six Months Ended		on March 29,
	October 31,		2006, through
	2009	2008	October 31,
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(29,683)	$(24,606)	$(180,366)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest expense contributed by officer	1,415	767	8,858
Salary expense contributed by officer	2,404	2,404	24,439
Changes in assets and liabilities:
Decrease in prepaid assets	-	2,733	-
Increase in accounts payable	17,817	-	28,292

Net cash used by operating activities	(8,047)	(18,702)	(118,777)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from issuance of stock	-	-	89,395
Proceeds from related party notes	7,900	-	49,413
Payments on notes payable	-	(20,000)	(20,000)

Net cash provided (used) by financing activities	7,900	(20,000)	118,808

INCREASE (DECREASE) IN CASH	(147)	(38,702)	31

CASH AT BEGINNING OF PERIOD	178	42,080	-

CASH AT END OF PERIOD	$31	$3,378	$31

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$18
Income Tax	$-	$-	$-
NON-CASH TRANSACTIONS:
Interest expense contributed by officer	$1,415	$767	$8,858
Salary expense contributed by officer	$2,404	$2,404	$24,439

ALAMO ENGERY CORP.
(FORMERLY, GREEN IRONS HOLDINGS CORPORATION)
(A Development Stage Company)
 Notes to the Financial Statements
October 31, 2009
(Unaudited)

NOTE 1 -        NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alamo Energy Corp. (the Company) was incorporated under the laws of the State of Nevada on March 29, 2006 under the name “Green Irons Holdings Corporation” to conduct business in the golfing industry.  On November 18, 2009, pursuant to its asset purchase and reverse acquisition with Alamo Oil Limited (Alamo Oil), the Company filed amended and restated articles and changed its name to “Alamo Energy Corp”.

The financial statements presented are those of Green Irons Holdings Corporation (Green Irons) since they are entirely for periods prior to the asset purchase and reverse acquisition of Alamo Oil. The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s report on Form 10-K of Green Irons for the fiscal year ended April 30, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended April 30, 2009 included in the Company’s report on Form 10-K.

The Company is currently a development stage company under the provisions of ASC 915, “Development Stage Entities”. For the six months ended October 31, 2009, the Company produced no revenues and will continue to report as a development stage company until significant revenues are produced.

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Actual results could materially differ from those estimates.

ALAMO ENGERY CORP.
(FORMERLY, GREEN IRONS HOLDINGS CORPORATION)
(A Development Stage Company)
 Notes to the Financial Statements
October 31, 2009
(Unaudited)

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

On August 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 105-10, “Generally Accepted Accounting Principles – Overall” (ASC 105-10). ASC 105-10 establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider an ASU as authoritative in its own right.  An ASU will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

On May 1, 2009, the Company adopted ASC 825-10-65, “Financial Instruments – Overall – Transition and Open Effective Date Information” (ASC 825-10-65). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

On May 1, 2009, the Company adopted ASC 855, “Subsequent Events” (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

ALAMO ENGERY CORP.
(FORMERLY, GREEN IRONS HOLDINGS CORPORATION)
(A Development Stage Company)
 Notes to the Financial Statements
October 31, 2009
(Unaudited)

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On July 1, 2009, the Company adopted ASU No. 2009-05, “Fair Value Measurements and Disclosures” (ASC 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, “Fair Value Measurements and Disclosures – Overall”, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, (amendments to ASC 605, Revenue Recognition) (ASU 2009-13).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

NOTE 3 -        GOING CONCERN

These financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Green Irons does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs.  Additionally, Green Irons has accumulated significant losses and an accumulated deficit during its development stage.

As discussed in Note 5, on November 18, 2009, the Company completed an asset purchase of Alamo Oil to enter the oil and gas business and to obtain some additional financing for future operating activities.  However, there is no assurance that sufficient additional debt or equity financing will be achieved so that profitable operations can be attained.

All of these items raise substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ALAMO ENGERY CORP.
(FORMERLY, GREEN IRONS HOLDINGS CORPORATION)
(A Development Stage Company)
 Notes to the Financial Statements
October 31, 2009
(Unaudited)

NOTE 4 -        RELATED PARTY TRANSACTIONS

Salaries and Wages

Mr. Sandy McDougall, president and chief executive officer contributed $2,404 in imputed wages to capital, which represents an annual salary based on 200 hours worked per year at 50,000 per year.

Notes Payable – Related Party

As of October 31, 2009, the Company had notes payable to a former officer, Andrew Couvell, totaling $34,413.  During May 2008, Green Irons repaid Mr. Couvell $20,000, leaving a balance of $14,413 at October 31, 2009.

As of October 31, 2009, the Company also had notes payable to the sole officer and director, Sandy McDougall, totaling $15,000.  The notes are unsecured, due upon demand and have been imputing interest at the rate of 10% per annum.  For the periods ended October 31, 2009 and 2008, the former officer and the director elected to contribute all of the $1,415 and $767, respectively, of imputed interest to additional paid-in capital.

NOTE 5 -        SUBSEQUENT EVENTS

The following is a summary of subsequent events evaluated through December 14, 2009, the date these financial statements were issued.

Asset Purchase and Sale Agreement

On November 18, 2009 (the Closing Date), Green Irons completed an Asset Purchase and Sale Agreement (the Asset Purchase Agreement) with Alamo Oil Limited, a UK corporation (Alamo Oil).  At the time of the Asset Purchase Agreement, Green Irons owned one hundred percent (100%) of a newly created Nevada corporation called Alamo Energy Corp., which had no operations or assets (Alamo Sub). Following the closing of the Asset Purchase Agreement and pursuant to the Plan of Merger (the Merger), effective as of November 19, 2009, Alamo Sub merged into Green Irons, resulting in Green Irons changing its name to Alamo Energy Corp.  Alamo Oil became a stockholder of the Company holding 350,000 shares of our common stock.  Immediately following the consummation of the Asset Purchase Agreement and the Repurchase Agreement, we had an aggregate of 1,622,284 shares of common stock actually issued. As a result of the Asset Purchase, Alamo Oil now holds approximately 22% of the Company’s outstanding shares of common stock.

ALAMO ENGERY CORP.
(FORMERLY, GREEN IRONS HOLDINGS CORPORATION)
(A Development Stage Company)
 Notes to the Financial Statements
October 31, 2009
(Unaudited)

NOTE 5 -        SUBSEQUENT EVENTS (CONTINUED)

Stock Repurchase and Debt Forgiveness Agreement

Simultaneously on the Closing Date, Green Irons’ Principal Executive, Financial and Accounting Officer, Mr. Sandy McDougall resigned and entered into a Stock Repurchase and Debt Forgiveness Agreement (the Repurchase Agreement) with Green Irons, pursuant to which the Green Irons and Mr. McDougall agreed to cancel 4,616,666 shares of common stock held by Mr. McDougall in exchange for $61,073. Mr. McDougall also agreed to forgive any debt due to him by the Company.

As a result of the above transactions on November 18, 2009, the Company acquired all of the assets of Alamo Oil in exchange for 350,000 shares of the Company’s common stock.  Due to the significance of the assets acquired for accounting purposes, the Asset Purchase Agreement will be treated as an acquisition of the Company (Green Irons/Alamo Energy) by Alamo Oil and as a recapitalization of Alamo Oil.  The unaudited pro forma information giving effect to the acquisition for the period presented is as follows:

(UNAUDITED)	Green Irons	Alamo Oil	Proforma Adjustments	Proforma Amount
BALANCE SHEET			Inc./(Dec.)
October 31, 2009
Assets
Cash	$31	$90,541	$(61,073)	$29,499	(a)
Oil and gas properties	-	300,000	-	300,000
Total Assets	31	390,541		329,499

Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	28,292	23,365		51,657
Note payable	-	110,000	-	110,000
Note payable, related party	29,413	-	(29,413)	-	(a)
Total Liabilities	57,705	133,365		161,657
Equity
Common stock,	5,889	2	(4,617)	1,622	(a)
$0.001 par value,			350		(b)
100,000,000 authorized			(2)		(c)
Additional paid-in capital	116,803	300,350	(207,757)	209,396	(a), (b),(c)
Accumulated deficit	(180,366)	(43,176)	180,366	(43,176)	(c)
Total Equity	(57,674)	257,176		167,842
Total Liabilities and Equity	$31	$390,541		$329,499

ALAMO ENGERY CORP.
(FORMERLY, GREEN IRONS HOLDINGS CORPORATION)
(A Development Stage Company)
 Notes to the Financial Statements
October 31, 2009
(Unaudited)

NOTE 5 -        SUBSEQUENT EVENTS (CONTINUED)

(UNAUDITED)	Green Irons	Alamo Oil	Proforma Adjustments	Proforma Amount
STATEMENTS OF OPERATIONS			Inc./(Dec.)
Six Months Ended October 31, 2009
Operating Expenses
Professional and legal fees	$25,310	$42,660	$(25,310)	$42,660	(c)
Salary and wages	2,404	-	(2,404)	-	(c)
General and administrative	546	514	(546)	514	(c)
Total Operating Expenses	28,260	43,174	-	43,174
Other expense	1,423	2	(1,423)	2	(c)
Net Loss	$(29,683)	$(43,176)		$(43,176)

Basic and diluted loss per share	$(0.01)	$(43,176)		$(0.03)
Weighted average shares outstanding	5,888,950	1		1,622,284

Proforma Notes:

(a) -	To record the stock repurchase and debt forgiveness of Mr. Dougall’s 4,616,666 shares and related party note in exchange for $61,073.
(b) -	To record the issuance of 350,000 shares of common stock for the purchase of the assets of Alamo Oil.
(c) -
To eliminate the shares of Alamo Oil (the accounting acquirer) and the historical financial information of Green Irons (the accounting acquiree) to denote the recapitalization and results of operations of Alamo Oil. For more information regarding the business and operations of Alamo Oil, please read our Current Report on Form 8-K, dated November 18, 2009, and filed on November 24, 2009.

Note and Warrant Purchase Agreement

In connection with the Asset Purchase Agreement, on November 18, 2009, Green Irons entered into a Note and Warrant Purchase Agreement with one investor pursuant to which the investor agreed to lend up to Two Million Dollars ($2,000,000) to us in multiple installments in exchange for a senior secured convertible promissory note (Note) with a conversion price of $0.50 per share and three-year warrants to acquire shares of common stock at an exercise price of $1.00 per share (the Warrants) in the amount of each installment. The first installment of Three Hundred Thirty Four Thousand Nine Hundred Five Dollars ($334,905) (First Installment) was delivered on the Closing Date and Green Irons issued 334,905 Warrants to the investor in connection with the First Installment. The Note and Warrant Purchase Agreement provides that the investor will lend additional installments to the Company in amounts as requested by the Company; provided however, that the Company provide the proposed use of proceeds for each requested amount.

ALAMO ENGERY CORP.
(FORMERLY, GREEN IRONS HOLDINGS CORPORATION)
(A Development Stage Company)
 Notes to the Financial Statements
October 31, 2009
(Unaudited)

NOTE 5 -         SUBSEQUENT EVENTS (CONTINUED)

Post-delivery of the First Installment and prior to any future installments, the Company intends to effectuate a thirty-for-one split (the “Stock Split”) of the authorized number of shares of its common stock and all of its then-issued and outstanding common stock, par value $0.001 per share. The Note and Warrant Purchase Agreement provides that the Note and Warrants issued in exchange for the First Installment will not be affected by the Stock Split and any future installments shall be treated on a post-Stock Split basis.

In connection with the Note and Warrant Agreement, Green Irons also entered into a registration rights and security agreement with the investor (the Registration Rights Agreement and the Security Agreement).  Under the Registration Rights Agreement, the Company is obligated to register for resale an aggregate of 1,004,715 shares of common stock, all of which underlie the Note and the Warrants under the Securities Act.  Under the Security Agreement, the Company is also obligated for timely payment and performance.

In addition, the investor required our officers and directors to enter into lock-up and vesting agreements pursuant to which such holders’ shares are subject to vesting and are not permitted to dispose of any of their securities for a period of one year.

Employment Agreements

On November 19, 2009, Green Irons entered into an executive employment agreement with Allan Millmaker (“Millmaker Agreement”).  Under the terms of the Millmaker Agreement, Mr. Millmaker has agreed to serve as President and Chief Executive Officer for a period of three years.  The Millmaker Agreement provides for an initial base salary of $6,000 per month. The base salary amount shall increase by One Thousand Dollars ($1,000) after the last day of each of our fiscal quarters during the first fiscal year of the Millmaker Agreement.  Mr. Millmaker is also eligible to participate in benefit and incentive programs we may offer.

On November 19, 2009, Green Irons entered into an executive employment agreement with Philip Mann (“Mann Agreement”).  Under the terms of the Mann Agreement, Mr. Mann has agreed to serve as Chief Financial Officer and Secretary for a period of three years.  The Mann Agreement provides for an initial base salary of $4,000 per month. The base salary amount shall increase by Five Hundred Dollars ($500) after the last day of each of our fiscal quarters during the first fiscal year of the Mann Agreement.  Mr. Mann is also eligible to participate in benefit and incentive programs we may offer.

Forward Split

On November 25, 2009, our Board of Directors authorized a 30 for 1 forward stock split ("Forward Split") of our issued and outstanding common stock. The record date for the Forward Split was December 10, 2009. Prior to the Forward Split, there are 1,622,284 shares issued and outstanding. Following the Forward Split, there are approximately 48,668,520 shares issued and outstanding. Our common stock will continue to be $0.001 par value. Fractional shares will be rounded upward.

Item 2.   Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the six months ended October 31, 2009 and the related notes and the other financial information included elsewhere in this report. This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the “Risk Factors” section of our Current Report on Form 8-K for November 18, 2009 filed with the SEC on November 24, 2009, and elsewhere in this report. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•	the projected growth or contraction in the industries within which we operate;
•	our business strategy for expanding, maintaining or contracting our presence in these markets;
•	anticipated trends in our financial condition and results of operations; and
•	our ability to distinguish ourselves from our current and future competitors.

We do not undertake to update, revise or correct any forward-looking statements.

Any of the factors described above, elsewhere in this report or in the “Risk Factors” section of our Current Report on Form 8-K for November 18, 2009 filed with the SEC on November 24, 2009, could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended October 31, 2009.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended October 31, 2009, together with notes thereto.

Overview

We were incorporated in the State of Nevada on March 29, 2006 as Green Irons Holdings Corp. to conduct a business in the golfing industry. On November 18, 2009, we completed the purchase of certain oil and gas assets (the “Asset Purchase Transaction”) contemplated by an Asset Purchase and Sale Agreement with Alamo Oil Limited, a United Kingdom corporation (“Alamo Oil”). As a result of the Asset Purchase Transaction, we changed management, entered the oil and gas business, and ceased all activity in our former business. We are focused to exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America. We have not undergone bankruptcy, receivership, or any similar proceeding.

Asset Purchase Transaction

In connection with the Asset Purchase Transaction, Alamo Oil was issued 350,000 shares of our common stock. In addition, we also entered into a Stock Repurchase and Debt Forgiveness Agreement (the “Repurchase Agreement”) with Sandy McDougall, our former officer and director, pursuant to which Mr. McDougall agreed to cancel 4,616,666 shares of common stock held by Mr. McDougall in exchange for US$61,073.00. Mr. McDougall also agreed to forgive any debt due to him by the company. Immediately following the consummation of the Asset Purchase Transaction and the Repurchase Agreement, we had an aggregate of 1,622,284 shares of common stock actually issued. As a result of the Asset Purchase Transaction and Repurchase Agreement, Alamo Oil holds approximately 22% of our outstanding shares of common stock.

For the three months ended October 31, 2009, as compared to the three months ended October 31, 2008.

Results of Operations

Revenues. We had no revenues for the three months ended October 31, 2009, as compared to no revenues generated during the three months ended October 31, 2008.

Operating Expenses. For the three months ended October 31, 2009, our total operating expenses were $15,770, as compared to total operating expenses of $6,393 for the three months ended October 31, 2008. The increase in total operating expenses is primarily due to the increase in professional fees, which increased from $4,499 for the three months ended October 31, 2008 to $14,540 for the three months ended October 31, 2009.

Net Loss.  For the three months ended October 31, 2009, our net loss was $16,519 after interest expense of $749.  This is in comparison to the three months ended October 31, 2008, where our net loss was $6,754 after interest expense of $361.  The increase in our net loss between the two periods was due to the increase in professional fees incurred for the three months ended October 31, 2009, as discussed above.

For the six months ended October 31, 2009, as compared to the six months ended October 31, 2008.

Results of Operations

Revenues. We had no revenues for the six months ended October 31, 2009, as compared to no revenues generated during the six months ended October 31, 2008.

Operating Expenses. For the six months ended October 31, 2009, our total operating expenses were $28,260, as compared to total operating expenses of $23,838 for the six months ended October 31, 2008. The increase in total operating expenses is primarily due to the increase in professional fees, which increased from $19,555 for the six months ended October 31, 2008 to $25,310 for the six months ended October 31, 2009.

Net Loss.  For the six months ended October 31, 2009, our net loss was $29,683 after interest expense of $1,423.  By comparison, for the six months ended October 31, 2008, our net loss was $24,606 after interest expense of $768.  The increase in our net loss between the two periods was due to the increase in professional fees incurred for the three months ended on October 31, 2009, as discussed above.

Financial Condition, Liquidity and Capital Resources

We had cash of $31 as of October 31, 2009, and no total other assets as of that date. Our total liabilities were $57,705 as of October 31, 2009, which was represented by accounts payable of $28,292 and a note payable of $29,413.  We had no other liabilities and no long term commitments or contingencies as of October 31, 2009.

During 2010, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

In connection with the Asset Purchase, on November 18, 2009, we entered into a Note and Warrant Purchase Agreement with one investor pursuant to which the investor agreed to lend up to Two Million Dollars ($2,000,000) to us in multiple installments in exchange for a senior secured convertible promissory note (“Note”) with a conversion price of $0.50 per share and three-year warrants to acquire shares of common stock at an exercise price of $1.00 per share (the “Warrants”) in the amount of each installment. The first installment of Three Hundred Thirty Four Thousand Nine Hundred Five Dollars ($334,905) (“First Installment”) was delivered on the Closing Date and we issued 334,905 Warrants to the in connection with the First Installment. The Note and Warrant Purchase Agreement provides that the investor will lend additional installments to us in amounts as requested by us; provided however, that we provide the proposed use of proceeds for each requested amount. Each proposed use of proceeds for each requested amount shall specify that the majority of the proceeds shall be used for the acquisition of low risk oil and gas rights in geographic regions with stable governments. The investor shall have sole discretion in determining whether the proposed use of proceeds meets those requirements. We are obligated to register the shares of common stock underlying the Note and the shares of common stock underlying the Warrants for resale.   The issuance was made pursuant to Regulation S promulgated by the SEC.  We also entered security agreement with the investor to secure the timely payment and performance in full of our obligations pursuant to the Note.  Post-delivery of the First Installment and prior to any future installments, we intend to effectuate a thirty-for-one split (the “Stock Split”) of the authorized number of shares of its common stock and all of its then-issued and outstanding common stock, par value $0.001 per share. The Note and Warrant Purchase Agreement provides that the Note and Warrants issued in exchange for the First Installment will not be affected by the Stock Split and any future installments shall be treated on a post-Stock Split basis.

We have been, and currently are, working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations and product and service development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our continued operations and our product and service development efforts.

We are not currently conducting any research and development activities.  We do not anticipate conducting such activities in the near future. In the event that we expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity.  However, if our level of operations increases beyond the level that our current staff can provide, then we may need to supplement our staff in this manner.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Not applicable.

Item 4T.  Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of October 31, 2009, that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There was no change during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any legal proceedings.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Current Report on Form 8-K for November 18, 2009 filed with the SEC on November 24, 2009, which could materially affect our business, financial condition and results of operations.  The risks described in our Current Report on Form 8-K for November 18, 2009 filed with the SEC on November 24, 2009, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Reference is made to the disclosures in Item 3.02 of our Current Report on Form 8- K for November 18, 2009 filed with the SEC on November 24, 2009.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

On November 25, 2009, our Board of Directors authorized a 30 for 1 forward stock split (“Forward Split”) of our issued and outstanding common stock. The record date for the Forward Split was December 10, 2009.  Prior to the Forward Split, there are 1,622,284 shares issued and outstanding. Following the Forward Split, there are approximately 48,668,520 shares issued and outstanding. Our common stock will continue to be $.001 par value.  Fractional shares will be rounded upward. The Forward Split is payable upon surrender of existing certificates to our transfer agent, Island Stock Transfer. In connection with the Forward Split, on December 15, 2009, we filed a Certificate of Change with the State of Nevada to effect the Split of our authorized and outstanding shares of common stock. The Certificate of Change has an effective date of December 16, 2009 and provides that our authorized number of shares of common stock increases from 100,000,000 to 3,000,000,000. A copy of the Certificate of Change as filed with the Secretary of State of Nevada is attached hereto as Exhibit 3.1.

As previously disclosed in our Current Report on Form 8-K, which was filed with the Commission on November 24, 2009, we changed our name to Alamo Energy Corp. pursuant to the Articles of Merger filed with the Secretary of State of Nevada on November 19, 2009 (“Name Change”).

As a result of the Split and the Name Change, our CUSIP Number changed. Our new CUSIP Number is 011295 102.

Effective December 16, 2009, our common stock will be eligible for quotation on the Over the Counter Bulletin Board under the new ticker symbol “ALME”, which reflects the Forward Split and the Name Change.

Item 6.  Exhibits

3.1	Certificate of Change
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alamo Energy Corp., a Nevada corporation

December 15, 2009	By:	/s/ Allan Millmaker
	Its:	Allan Millmaker Chief Executive Officer, President, Director (Principal Executive Officer)