Form 10-Q
period 2010-01-31
Alamo Energy Corp.
filed 2010-03-22
CIK 1360334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2010

           OR

[   ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

Commission file number: 000-52687

Alamo Energy Corp.
(Exact name of registrant as specified in its charter)

Nevada
(State of other jurisdiction of incorporation or organization)

98-0489669
(IRS Employer Identification No.)

10497 Town and Country Way, Suite 310, Houston, Texas 77024
 (Address of principal executive offices)                      (Zip Code)

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

As of March 19, 2010, there were 48,668,520 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Alamo Energy Corp.
(A Development Stage Company)

Balance Sheet

(Unaudited)

ASSETS

January 31, 2010
(unaudited)
Current assets
Cash	$43,780
Accounts receivable	15,327
Prepaid expenses	26,660
Total current assets	85,767
Oil and gas properties	300,000
Total assets	$385,767

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$17,611
Accrued expenses	9,495
Total current liabilities	27,106
Senior secured convertible promissory note, net of discount of $159,394	175,511
Total liabilities	206,617
Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 48,668,520 shares issued and outstanding	48,669
Additional paid in capital	344,152
Accumulated deficit	(209,671)
Total stockholders' equity	$183,150
Total liabilities and stockholders' equity	$385,767

The accompanying notes are an integral part of the financial statements.

Alamo Energy Corp.
(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Month Period Ended January 31, 2010	For the Period From September 1, 2009 (Inception) Through January 31, 2010
	(unaudited)	(unaudited)

Oil and gas sales	$25,646	$38,092
Cost of Oil and gas sales	(6,344)	(17,100)
Gross profit	19,302	20,992
Operating expenses:
Wage related expenses	33,580	33,580
Professional fees	94,221	143,723
G&A expense	35,649	36,418
Operating expenses	163,450	213,721
Loss from operations	(144,148)	(192,729)
Other income (expense):
Interest expense	5,402	5,402
Interest expense - debt discount amortization	11,541	11,541
Total other expense	16,943	16,943
Net loss before income taxes	(180,393)	(209,672)
Provision for income taxes	-	-
Net loss	$(161,091)	$(209,672)
Loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
	74,542,143	119,740,878
Diluted	75,086,824	120,066,970

The accompanying notes are an integral part of the financial statements.

Alamo Energy Corp.
(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

For the Period From September 1, 2009 (Inception) Through January 31, 2010
(unaudited)
Cash flows used in operating activities:
Net loss	$(209,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Officer contribution of rent expense	1,750
Accretion of debt discount	11,541
Decrease (increase) in assets:
Accounts receivable	(15,327)
Prepaid expenses and other current assets	(26,660)
Increase (decrease) in liabilities:
Accounts payable	(1,180)
Accrued expenses	9,495
Cash used in operating activities	(230,053)
Cash flows used in investing activities:
Purchase of shares for cancellation - reverse merger	(61,073)
Cash used in investing activities	(61,073)
Cash flows provided by financing activities:
Proceeds from convertible secured promissory note	334,905
Cash provided by financing activities	334,905
Net increase in cash	43,779
Cash at beginning of period	-
Cash at end of period	$43,779

The accompanying notes are an integral part of the financial statements.

Alamo Energy Corp.
(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

Supplemental Disclosure of Cash Flow Information

For the Period From September 1, 2009 (Inception) Through January 31, 2010
(unaudited)
Cash paid during the fiscal years for:
Interest	$44
Income taxes	$-

Non-Cash Transactions

Non-cash financing and investing activities:
Shares issued for oil and gas properties	$300,000
Accounts payable acquired in reverse merger	$18,792
Value of warrants and conversion feature from issuance of senior secured convertible debt	$170,935
Par value of shares issued in 30 for 1 forward split	$38,169

The accompanying notes are an integral part of the financial statements.

Alamo Energy Corp.
(A Development Stage Company)

Notes to the Financial Statements

1.         Nature of Operations and Basis of Presentation

Alamo Energy Corp. (the Company) was incorporated as Alamo Oil Limited, a UK corporation (Alamo Oil)on September 1, 2009.  On November 18, 2009 (the Closing Date), a series of transactions ensued whereby Alamo Oil completed an Asset Purchase and Sale Agreement (the Asset Purchase Agreement) with Green Irons Holdings Corporation (Green Irons).  Following the closing of the Asset Purchase Agreement and pursuant to the Plan of Merger (the Merger), effective as of November 19, 2009, the assets of Alamo Oil were acquired by Green Irons and a wholly-owned subsidiary of Green Irons, was then merged with Green Irons, and Green Irons changed its name to Alamo Energy Corp.  For accounting purposes, the Asset Purchase Agreement and Merger was treated as a reverse merger and a recapitalization of Alamo Oil.  As part of the Merger, the Company paid the former CEO of Green Irons $61,073 and assumed $18,792 of Green Irons’ liabilities associated with the merger in exchange for the cancellation of 4,616,666 pre-split shares of common stock held by Green Irons’ former CEO.  The former CEO also agreed to forgive any debt due to him by the Company.

On the Closing Date, the Company acquired various oil and gas property rights in Texas valued at $300,000 in exchange for 350,000 pre-split shares of the Company’s common stock.  Effective November 19, 2009, the Company effectuated a thirty-for-one split (the Stock Split) of the authorized number of shares of its common stock and all of its then-issued and outstanding common stock, par value $0.001 per share.
The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company's audited financial statements as of Septermber 30, 2009 and for the period from September 1, 2009 (inception) through September 30, 2009 included in Form 8-K filed November 24, 2009.

The Company is currently a development stage company as it produced minimal revenues and will continue to report as a development stage company until significant revenues are produced.

2.         Summary of Significant Accounting Policies

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

Alamo Energy Corp.
(A Development Stage Company)

Notes to the Financial Statements

Revenue Recognition

The Company records the sale of its interests in prospects as a reduction to the cost pool when the terms of the transaction are final and the sales price is determinable. Spud fee revenue is recognized when drilling commences.  Working interest, royalty and net profit interests are recognized as revenue when oil and gas is sold.

Concentration of Credit Risk

At January 31, 2010, the Company did not have any funds on deposit in excess of the United States (FDIC) federal insurance limit of $250,000 per bank.

Oil and Gas Properties

The Company follows the full cost method of accounting for its investments in oil and gas properties. Under the full cost method, all costs associated with the exploration of properties are capitalized into appropriate cost centers within the full cost pool.  Internal costs that are capitalized are limited to those costs that can be directly identified with acquisition, exploration, and development activities undertaken and do not include any costs related to production, general corporate overhead, or similar activities.  Cost centers are established on a country-by-country basis.

Capitalized costs within the cost centers are amortized on the unit-of-production basis using proved oil and gas reserves. The cost of investments in unproved properties and major development projects are excluded from capitalized costs to be amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such a determination is made, the properties are assessed annually to ascertain whether impairment has occurred.  The costs of drilling exploratory dry holes are included in the amortization base immediately upon determination that the well is dry.

For each cost center, capitalized costs are subject to an annual ceiling test, in which the costs shall not exceed the cost center ceiling.  The cost center ceiling is equal to i) the present value of estimated future net revenues computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discountn factor of ten percent and assuming continuation of existing economic conditions;  plus ii) the cost of properties not being amortized; plus iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less iv) income tax effects related to differences between the book and tax basis of the properties.  If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs.

Alamo Energy Corp.
(A Development Stage Company)

Notes to the Financial Statements

Fair Value of Financial Instruments

The Company has determined the estimated fair value of its financial instruments using available market information and appropriate valuation methodologies. Due to their short-term maturity, the fair value of financial instruments classified as current assets and current liabilities approximates their carrying values.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive.

Recent Accounting Pronouncements

On August 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider an ASU as authoritative in its own right.  An ASU will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

On May 1, 2009, the Company adopted ASC 825-10-65,which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

On May 1, 2009, the Company adopted ASC 855 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

Alamo Energy Corp.
(A Development Stage Company)

Notes to the Financial Statements

On July 1, 2009, the Company adopted ASU No. 2009-05 which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13 which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

In May 2009, the FASB issued ASC 855-10 which standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under ASC 855-10, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued.

Alamo Energy Corp.
(A Development Stage Company)

Notes to the Financial Statements

3.         Related Party Transactions

On November 19, 2009, the Company entered into an executive employment agreement with Allan Millmaker (Millmaker Agreement).  Under the terms of the Millmaker Agreement, Mr. Millmaker has agreed to serve as the Company’s President and Chief Executive Officer for a period of three years.  The Millmaker Agreement provides for an initial base salary of $6,000 per month. The base salary amount shall increase by $1,000 after the last day of each of our fiscal quarters during the first fiscal year of the Millmaker Agreement.  Mr. Millmaker is also eligible to participate in benefit and incentive programs the Company may offer.

On November 19, 2009, the Company entered into an executive employment agreement with Philip Mann (Mann Agreement).  Under the terms of the Mann Agreement, Mr. Mann has agreed to serve as the Company’s Chief Financial Officer and Secretary for a period of three years.  The Mann Agreement provides for an initial base salary of $4,000 per month. The base salary amount shall increase by Five Hundred Dollars $500 after the last day of each of our fiscal quarters during the first fiscal year of the Mann Agreement.  Mr. Mann is also eligible to participate in benefit and incentive programs the Company may offer.

4.         Oil and Gas Properties

The Company entered into the Asset Purchase Agreement with Alamo Oil on November 18, 2009 whereby the Company acquired various oil and gas property rights in Frio County, Texas, valued at $300,000, in exchange for 350,000 pre-split shares of the Company’s common stock.

5.         Senior Secured Convertible Promissory Note and Warrants

In connection with the Asset Purchase Agreement, on November 18, 2009, the Company entered into a Note and Warrant Purchase Agreement with one investor pursuant to which the investor agreed to lend up to $2,000,000 to the Company in multiple installments in exchange for senior secured convertible promissory notes (the Notes) that mature November 18, 2012, convertible at any time at the option of the holder, with a conversion price of $0.50 per share (the Conversion Feature) and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share (the Warrants) in the amount of each installment.

Post-delivery of the Note and Warrant Purchase Agreement, the Company effectuated a thirty-for-one split (the Stock Split) of the authorized number of shares of its common stock and all of its then-issued and outstanding common stock, par value $0.001 per share. The Note and Warrant Purchase Agreement provides that the Note and Warrants issued in exchange for the First Installment will not be affected by the Stock Split and any future installments shall be treated on a post-Stock Split basis.

Alamo Energy Corp.
(A Development Stage Company)

Notes to the Financial Statements

In connection with the Private Placement, the Company entered in a Registration Rights Agreement with the investor.  Under the Registration Rights Agreement, the Company is obligated to register for resale all common shares underlying the Note and the Warrants under the Securities Act.   The Company also entered security agreement with the investor to secure the timely payment and performance in full of our obligations whereby all of the assets of the Company were pledged as collateral on the Note. In addition, the investor required the Company’s officers and directors to enter into lock-up and vesting agreements pursuant to which such holders’ shares are subject to vesting and are not permitted to dispose of any of their securities for a period of one year.

The first installment of $334,905 (First Installment) was delivered on the Closing Date and the Company issued 334,905 Warrants. The Note and Warrant Purchase Agreement provides that the investor will lend additional installments to the Company in amounts as requested by the Company; provided however, that the Company provide the proposed use of proceeds for each requested amount. Each proposed use of proceeds for each requested amount shall specify that the majority of the proceeds shall be used for the acquisition of low risk oil and gas rights in geographic regions with stable governments. The investor shall have sole discretion in determining whether the proposed use of proceeds meets those requirements.

The Company allocated the proceeds of the Note, Conversion Feature and Warrants to the individual financial instruments included in the transactions based on their relative estimated fair values, which resulted in an initial discount on the Note totaling $170,936 which is accreted as interest expense - debt discount over the period of the Note.

The assumptions used in the Black-Scholes option pricing model for the Warrants and Conversion Feature were as follows:

Risk-free interest rate	1.20% to 2.19%
Expected volatility of common stock	113.8%
Dividend yield	0.00%
Expected life of warrants and conversion feature	3-5 years
Weighted average warrants and conversion feature	$0.35

Alamo Energy Corp.
(A Development Stage Company)

Notes to the Financial Statements
6.         Equity

As part of the Merger, the Company paid the former CEO of Green Irons $61,073 and assumed $18,792 of Green Irons’ liabilities associated with the merger in exchange for the cancellation of 4,616,666 pre-split shares of common stock held by Green Irons’ former CEO.

As a result of the Asset Purchase Agreement with Alamo Oil on November 18, 2009, the Company acquired all of the assets of Alamo Oil, which consisted of various oil and gas properties and rights in Frio County, Texas, in exchange for 10,500,000 shares of the Company’s post-spilt common stock.  The value of the assets acquired was $300,000.

In connection with the Note and Warrant Purchase Agreement on November 18, 2009, the Company issued 334,905 warrants to acquire shares of common stock at any time at an exercise price of $1.00 per share for a period of five years.

Warrant Activity

A summary of warrant activity for the period from September 1, 2009 (inception) through January 31, 2010 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding September 1, 2009	-	-
Issued	334,905	$1.00
Exercised	-	-
Outstanding January 31, 2010	334,905	$1.00	4.8 years
Exercisable, January 31, 2010	334,905	$1.00	4.8 years

In connection with the First Installment of the Note and Warrant Purchase Agreement on November 18, 2009, the Company granted five-year warrants to issue 334,905 shares of the Company's common stock at an exercise price of $1.00.

Alamo Energy Corp.
(A Development Stage Company)

Notes to the Financial Statements

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	669,810
Warrants	334,905
Reserved shares at January 31, 2010	1,004,715

7.         Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company is in the development stage, has little revenue, and has incurred net losses of $220,483 since inception.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding.  The Company will also continue to borrow funds under the November 18, 2009 Note and Warrant Purchase Agreement. No assurances can be given that the Company will obtain to obtain sufficient working capital to sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Lease Obligations

At January 31, 2010, the Company does not have any leases.  The Company uses office space with a value of $350 per month that is contributed by the Company's CEO.

Alamo Energy Corp.
(A Development Stage Company)

Notes to the Financial Statements

8.         Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the three-month period ended January 31, 2010 and the period from September 1, 2009 (inception) to January 31, 2010:

	For the Three Month Period Ended January 31, 2010	For the Period From September 1, 2009 (Inception) Through January 31, 2010
	(unaudited)	(unaudited)

Net Loss	$(170,212)	$(220,483)
Weighted-average number of common shares outstanding	74,542,143	119,740,878
Incremental shares from the assumed exercise of dilutive convertible debt and warrants	544,681	326,092
Diluted common shares outstanding	75,086,824	120,066,970
Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	For the Three Month Period Ended January 31, 2010	For the Period From September 1, 2009 (Inception) Through January 31, 2010
	(unaudited)	(unaudited)

Warrant to purchase common stock	334,905	334,905

Alamo Energy Corp.
(A Development Stage Company)

Notes to the Financial Statements

9.        Significant Events

During January 2010, the Company entered into an agreement to farm into four UK onshore license blocks (TQ 26, TQ36, TQ46, TQ56) in the south of England totaling 400km sq. Pursuant to the agreement and subject to approval by the UK Department of Energy and Climate Change (DECC), The Company will own a 90% working interest on the license which according to an independent geological report would estimate The Company’s potential median stake to be approximately 236 million stock tank barrels of oil initially in place. The Company has also submitted an application to become the exploration operator for the license. Under the terms of the license, the joint partners will have to undertake 60km of 2D seismic survey on the lease.

Also, during January 2010, the Company entered into a letter agreement (the Agreement) with Aimwell Energy Limited, a corporation based in the United Kingdom (Aimwell), for the participation rights with regard to Aimwell's license (the License) to operation certain oil and gas properties located in the United Kingdom. Subject to relevant regulatory approvals, the Agreement provides for Aimwell to assign a 90% interest in the License to the Company in exchange for the Company's payment of one (1) pound sterling to Aimwell, whereby the Company will be named the operator of the assets subject to the license. Aimwell will retain a 10% interest in the license, though the Company will pay Aimwell's proportional costs of operating the License until a field development plan is approved, and after which, the parties will share their costs in proportion to their ownership percentage interests in the License.

10.      Subsequent Events

The following is a summary of subsequent events evaluated through March 22, 2010, the date these financial statements were issued.

On February 5, 2010, the Company entered into the second installment of the Note and Warrant Purchase Agreement with the investor for $80,000. The promissory note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%. The promissory note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of the the Company’s common stock at a conversion price of $0.50 per share. In connection with the above mentioned promissory note, the investor also received warrants to purchase eighty 80,000 shares of the Registrant's common stock at a purchase price of $1.00 per share. The warrants are exercisable immediately and expire five years from the date of the investment.

Item 2.   Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements.  The following discussion and analysis should be read in conjunction with our unaudited financial statements for the three months ended January 31, 2010, and the related notes and the other financial information included elsewhere in this report. This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the “Risk Factors” section of our Current Report on Form 8-K for November 18, 2009 filed with the SEC on November 24, 2009, and elsewhere in this report. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended January 31, 2010.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended January 31, 2010, together with notes thereto.

Overview. Alamo Energy Corp. (the “Company” or “we”) was incorporated as Alamo Oil Limited, a UK corporation (“Alamo Oil”) on September 1, 2009.  On November 18, 2009 (the “Closing Date”), a series of transactions ensued whereby Alamo Oil completed an Asset Purchase and Sale Agreement (the “Asset Purchase Agreement”) with Green Irons Holdings Corporation (“Green Irons”).  Following the closing of the Asset Purchase Agreement and pursuant to the Plan of Merger (the “Merger”), effective as of November 19, 2009, the assets of Alamo Oil were acquired by Green Irons and a wholly-owned subsidiary of Green Irons was then merged with Green Irons, and Green Irons changed its name to Alamo Energy Corp.  For accounting purposes, the Asset Purchase Agreement and Merger were treated as a reverse merger and a recapitalization of Alamo Oil.  As part of the Merger, the Company paid the former CEO of Green Irons $61,073 and assumed $18,792 of Green Irons’ liabilities associated with the merger in exchange for the cancellation of 4,616,666 pre-split shares of common stock held by Green Irons’ former CEO.  The former CEO also agreed to forgive any debt due to him by the Company.

On the Closing Date, we acquired various oil and gas property rights in Texas valued at $300,000 in exchange for 350,000 pre-split shares of our common stock.  Effective November 19, 2009, we effectuated a thirty-for-one split (the "Stock Split") of the authorized number of shares of our common stock and all of our then-issued and outstanding common stock, par value $0.001 per share.

Recent Developments.

Aimwell Agreement. As reported on our Report on Form 8-K dated January 11, 2010 and filed on January 14, 2010, we entered into a letter agreement with Aimwell Energy Limited, a corporation based in the United Kingdom (“Aimwell”), for the participation rights with regard to Aimwell’s license to operation certain oil and gas properties located in the United Kingdom.  Pursuant to the agreement and subject to regulatory approval, Aimwell assigned a 90% interest in the license to us in exchange for our payment of 1 pound sterling to Aimwell, whereby we will be named the operator of the assets subject to the license.  Aimwell will retain a 10% interest in the license, though we will pay Aimwell’s proportional costs of operating the license until a field development plan is approved, and after which, the parties will share their costs in proportion to their ownership percentage interests in the license.  This brief description of the agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the agreement, which is filed as an exhibit to that Report on Form 8-K filed January 14, 2010. As of the date of this report, all of the assignments have been completed and we have become the operator of the assets.

Taylor TDS Five Well Program. As reported on our Report on Form 8-K dated March 4, 2010 and filed on March 9, 2010, we entered into an operating agreement (the “Operating Agreement”) with Boardman Energy Partners, LLC (“Boardman”), for the purchase of participation rights with regard to Boardman’s operation of wells in the Taylor TDS Five Well Program (“Program”) located on the H.V. Taylor Lease in the Middle Eastern section of the Gradyville Quadrangle, Adair County, Kentucky, for the purpose of oil and gas exploration and development. Boardman is the operator of the project with full control of all operations. The Operating Agreement provides for the Registrant’s the purchase of fractional undivided working interests (“Units”) in the operation of the wells drilled and operated under the Operating Agreement. Each Unit gives the purchaser the participation rights and revenue interests in the operation of the Program, at the rate of 2.0% working interest and 1.5% net revenue interest per Unit purchased. This brief description of the Operating Agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the Operating Agreement as attached in Exhibit 10.1 to that Report on Form 8-K filed on March 9, 2010.

For the three months ended January 31, 2010.

Results of Operations.

Revenues. We had lease revenues of $25,646 for the three months ended January 31, 2010.  Those revenues were generated from our interest in the Lozano lease in Texas. We had expected to generate greater revenues from the Lozano lease. However, multiple wells required maintenance resulting in significant production downtime and decreased lease revenues for the three month period ended January 31, 2010. We expect that lease revenues from the Lozano lease will continue with slow decline for the foreseeable future.

To implement our business plan during the next twelve months, we need to generate increased revenues from the Lozano lease and our other interests. Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses. For the three months ended January 31, 2010, our total operating expenses were $144,148, which is comprised of professional and legal fees of $94,221, wage related expenses of $33,580, and general and administrative expenses of $35,649.

We expect that our future monthly operating expenses for 2010 will be similar to our current expense levels, plus additional direct costs relating to newly acquired interests. We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Operating Loss.   For the three months ended January 31, 2010, our total loss from operations was $161,091. We expect that we will continue to generate operating losses for the foreseeable future.

Other Expenses. For the three months ended January 31, 2010, our total other expenses were $16,943, which was comprised of interest expense of $5,402 and other expense of $11,541.  The total other expenses is attributed to the interest expense and debt discount which resulted from the senior secured convertible promissory note financing that we closed in November 2009.

Net Loss.  For the three months ended January 31, 2010, our net loss was $170,212.  We hope to generate additional revenues from our projects to cover out operating costs, which will reduce our net loss if future. We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

For the period from September 1, 2009 through January 31, 2010.

Results of Operations.

Revenues. We had oil and gas sales of $38,092 for the period from September 1, 2009 through January 31, 2010.   Those revenues were generated from our interest in the Lozano lease in Texas. We had expected to generate greater revenues from the Lozano lease. However, multiple wells required maintenance resulting in significant production downtime and decreased lease revenues for the period from September 1, 2009, through January 31, 2010. We expect that lease revenues from the Lozano lease will continue with slow decline for the foreseeable future.

To implement our business plan during the next twelve months, we need to generate increased revenues from the Lozano lease and our other interests. Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses. For the period from September 1, 2009 through January 31, 2010, our total operating expenses were $213,721, which is comprised of professional and legal fees of $143,723, wage related expenses of $33,580, and general and administrative expenses of $36,418.

We expect that our future monthly operating expenses for 2010 will be similar to our current expense levels, plus additional direct costs relating to newly acquired interests. We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Operating Loss.   For the period from September 1, 2009 through January 31, 2010, our total loss from operations was $209,672. We expect that we will continue to generate operating losses for the foreseeable future.

Other Expenses. For the period from September 1, 2009 through January 31, 2010, our total other expenses were $16,943, which was comprised of interest expense of $5,402 and other expense of $11,541.  The total other expenses is attributed to the interest expense and debt discount which resulted from the senior secured convertible promissory note financing that we closed in November 2009.

Net Loss.  For the period from September 1, 2009 through January 31, 2010, our net loss was $209,672. We hope to generate additional revenues from our projects to cover out operating costs, which will reduce our net loss if future. We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources.  We had cash of $43,780, accounts receivable of $15,327 and prepaid expense of $26,660 as of January 31, 2010, making our total current assets $74,955.  We also had $300,000 in other assets and total other assets, consisting of oil and gas properties.  Therefore, our total assets as of that date were $374,955. Our total liabilities were $202,617 as of January 31, 2010.  This was comprised of total current liabilities of $27,106, represented by accounts payable of $17,611 and accrued expense of $9,495.  We had total long-term liabilities of $175,511, represented by a senior secured convertible promissory note, net of discount of $159,394.  We had no other liabilities and no long term commitments or contingencies as of January 31, 2010.

On November 18, 2009, we entered into a Note and Warrant Purchase Agreement (“Financing Agreement”) with one investor whereby the investor agreed to lend up to $2,000,000 to us in multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment. The notes are due on November 18, 2012, or upon default, whichever is earlier, and bear interest at the annual rate of 8%.The first installment of $334,905 was delivered on November 18, 2009, and we issued 334,905 warrants to the investor in connection with the first installment. The agreement provides that the investor will lend additional installments to us in amounts as requested by us; provided however, that we provide the proposed use of proceeds for each requested amount.

On February 5, 2010, we entered into a senior secured convertible promissory note with the investor in exchange for $80,000 pursuant the Financing Agreement.  The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The note has an optional conversion feature by which this lender can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. In connection with the note, this investor also received warrants to purchase 80,000 shares of our common stock at a purchase price of $1.00 per share. These warrants expire five years from the date of the investment.

On March 4, 2010, we entered into a senior secured convertible promissory note with the investor in exchange for $300,000 pursuant the Financing Agreement. The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%. The note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. In connection with the note, the investor also received warrants to purchase 300,000 shares of our common stock at a purchase price of $1.00 per share. The warrants expire five years from the date of the investment.

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

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our continued operations and our product and service development efforts.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Not applicable.

Item 4T.  Controls and Procedures

Evaluation of disclosure controls and procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the   it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based upon the evaluation of those controls and procedures performed as of January 31, 2010, the date of this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.  There was no change during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

Item 4.01 Changes in Registrant’s Certifying Accountant

On March 17, 2010, we dismissed Quintanilla Accountancy Corporation (“Quintanilla”) as our principal accountant effective on such date. Quintanilla was our independent registered public accounting firm from January 29, 2010, the date of appointment, until March 17, 2010, the date of dismissal. We engaged Kelly & Company (“Kelly”) as our new principal accountant effective as of March 17, 2010. The decision to change accountants was recommended and approved by our Board of Directors.

From January 29, 2010, the date of appointment, until March 17, 2010, the date of dismissal, Quintanilla did not issue any reports on our financial statements, and, therefore, there were no resorts issued with adverse opinions or a disclaimer of opinion, and there were no reports issued which were qualified or modified as to uncertainty, audit scope, or accounting principles.

From January 29, 2010, the date of appointment, until March 17, 2010, the date of dismissal, there were no disagreements with Quintanilla on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Quintanilla, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, nor were there any reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

We engaged Kelly as our new independent accountant as of March 17, 2010.  During fiscal years 2009 and 2008, and the subsequent interim period through March 17, 2010, we nor anyone on our behalf engaged Kelly regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

We have made the contents of this Form 8-K available to Quintanilla and requested it to furnish a letter to the Securities and Exchange Commission as to whether Quintanilla agrees or disagrees with, or wishes to clarify our expression of our views. A copy of such letter is attached hereto as Exhibit 16.1.

Item 6.  Exhibits

16.1	Letter from Quintanilla Accountancy Corporation
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alamo Energy Corp., a Nevada corporation

March 22, 2010	By:	/s/ Allan Millmaker
	Its:	Allan Millmaker Chief Executive Officer, President, Director (Principal Executive Officer)