Form 10-Q/A
period 2010-01-31
Alamo Energy Corp.
filed 2010-03-24
CIK 1360334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

On March 22, 2010, Alamo Energy Corp. (the “Company”) filed its Quarterly Report on Form 10-Q for the three month period ended January 31, 2010 (the “Form 10-Q”).  The Company is filing this Amendment No.1 to its Form 10-Q (“Amendment No. 1”) to revise certain disclosures in the footones to the financial statements which were indvertantly omitted. This Amendment No. 1 completely replaces the Form 10-Q.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to Amendment No. 1. Other than as set forth above, Amendment No. 1 does not modify or update any of the other disclosure contained in the Form 10-Q and does not reflect events occurring after the filing of the Form 10-Q on March 22, 2010.

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

Alamo Energy Corp.
(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Month Period Ended January 31, 2010	For the Period From September 1, 2009 (Inception) Through January 31, 2010
	(unaudited)	(unaudited)

Oil and gas sales	$25,646	$38,092
Cost of Oil and gas sales	(6,344)	(17,100)
Gross profit	19,302	20,992
Operating expenses:
Wage related expenses	33,580	33,580
Professional fees	94,221	143,723
G&A expense	35,648	36,417
Operating expenses	163,449	213,720
Loss from operations	(144,147)	(192,728)
Other income (expense):
Interest expense	5,402	5,402
Interest expense - debt discount amortization	11,541	11,541
Total other expense	16,943	16,943
Net loss before income taxes	(161,090)	(209,671)
Provision for income taxes	-	-
Net loss	$(161,090)	$(209,671)
Loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic	74,542,143	119,740,878
Diluted	75,086,824	120,066,970

The accompanying notes are an integral part of the financial statements.

Alamo Energy Corp.
(A Development Stage Company)

Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, September 1, 2009	176,668,500	$176,669	$(176,669)	-	-
Shares issued for oil and gas properties	10,500,000	10,500	289,500	-	$300,000
Contribution of facilities rent - related party	-	-	700	-	700
Net income	-	-	-	$(48,581)	(48,581)

Balance, October 31, 2009	187,168,500	187,169	113,531	$(48,581)	252,119
Cancellation of shares for cash and assumption of liabilities	(138,449,980)	(138,500)	58,635	-	(79,865)
Discount on convertible note payable	-	-	170,936	-	170,936
Contribution of facilities rent - related party	-	-	1,050	-	1,050
Net loss	-	-	-	(161,090)	(161,090)

Balance, January 31, 2010	48,668,520	$48,669	$344,152	$(209,671)	$183,150

The accompanying notes are an integral part of the financial statements.

Alamo Energy Corp.
(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

For the Period From September 1, 2009 (Inception) Through January 31, 2010
(unaudited)
Cash flows used in operating activities:
Net loss	$(209,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Officer contribution of rent expense	1,750
Accretion of debt discount	11,541
Decrease (increase) in assets:
Accounts receivable	(15,327)
Prepaid expenses and other current assets	(26,660)
Increase (decrease) in liabilities:
Accounts payable	(1,180)
Accrued expenses	9,495
Cash used in operating activities	(230,052)
Cash flows used in investing activities:
Purchase of shares for cancellation - reverse merger	(61,073)
Cash used in investing activities	(61,073)
Cash flows provided by financing activities:
Proceeds from convertible secured promissory note	334,905
Cash provided by financing activities	334,905
Net increase in cash	43,780
Cash at beginning of period	-
Cash at end of period	$43,780

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

Alamo Energy Corp.
(A Development Stage Company)

Notes to the Financial Statements

1.         Nature of Operations and Basis of Presentation

Nature of Operations

Alamo Energy Corp. (the Company) was incorporated as Alamo Oil Limited, a UK corporation (Alamo Oil) on September 1, 2009.  On November 18, 2009 (the Closing Date), a series of transactions ensued whereby Alamo Oil completed an Asset Purchase and Sale Agreement (the Asset Purchase Agreement) with Green Irons Holdings Corporation (Green Irons).  Following the closing of the Asset Purchase Agreement and pursuant to the Plan of Merger (the Merger), effective as of November 19, 2009, the assets of Alamo Oil were acquired by Green Irons and a wholly-owned subsidiary of Green Irons, was then merged with Green Irons, and Green Irons changed its name to Alamo Energy Corp.  For accounting purposes, the Asset Purchase Agreement and Merger was treated as a reverse merger and a recapitalization of Alamo Oil.  As part of the Merger, the Company paid the former CEO of Green Irons $61,073 and assumed $18,792 of Green Irons’ liabilities associated with the merger in exchange for the cancellation of 138,499,980 (4,616,666 pre-split) shares of common stock held by Green Irons’ former CEO.  The former CEO also agreed to forgive any debt due to him by the Company.

On the Closing Date, the Company acquired various oil and gas property rights in Texas valued at $300,000 in exchange for 10,500,000 (350,000 pre-split) shares of the Company’s common stock.  Effective November 19, 2009, the Company effectuated a thirty-for-one split (the Stock Split) of the authorized number of shares of its common stock and all of its then-issued and outstanding common stock, par value $0.001 per share.
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

Development Stage

The Company is a development stage company which produces minimal revenues and will continue to report as a development stage company until significant revenues are produced.
The Company is engaged in the acquisition, exploration, development and producing of oil and gas properties.  As of January 31, 2010, the Company owns a 75% working interest in oil and gas properties in Frio County, Texas, and farm-in and participation rights agreements in onshore oil and gas properties in the UK.

The Company’s success will depend in large part on its ability to obtain and develop oil and gas interests within the United States and other countries. There can be no assurance that oil and gas properties obtained by the Company will contain reserves or that properties with reserves will be profitable to extract. The Company will be subject to local and national laws and regulations which could impact our ability to execute our business plan.

As discussed in Note 7, the accompanying financial statements have been prepared assuming the Company will continue as a going concern.

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

3.         Employment Agreements

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

4.         Oil and Gas Properties

On November 18, 2009, the Company acquired various oil and gas property rights in Frio County, Texas, with a fair value of $300,000, in exchange for 10,500,000 (350,000 pre-split) shares of the Company’s common stock.  Related oil and gas sales were $25,646 and $38,092 for the three-month period ended January 31, 2010 and for the period from September 1, 2009 (inception) to January 31, 2010, respectively.  Oil and gas expenses were $6,344 and $17,100 the three-month period ended January 31, 2010 and for the period from September 1, 2009 (inception) to January 31, 2010, respectively.

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

7.         Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company is in the development stage, has little revenue, and has incurred net losses of $209,671 since inception.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding.  The Company will also continue to borrow funds under the November 18, 2009 Note and Warrant Purchase Agreement. No assurances can be given that the Company will obtain to obtain sufficient working capital to sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
(A Development Stage Company)

Notes to the Financial Statements

8.         Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the three-month period ended January 31, 2010 and the period from September 1, 2009 (inception) to January 31, 2010:

	For the Three Month Period Ended January 31, 2010	For the Period From September 1, 2009 (Inception) Through January 31, 2010
	(unaudited)	(unaudited)

Net Loss	$(161,090)	$(209,671)
Weighted-average number of common shares outstanding	74,542,143	119,740,878
Incremental shares from the assumed exercise of dilutive convertible debt and warrants	544,681	326,092
Diluted common shares outstanding	75,086,824	120,066,970
Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	For the Three Month Period Ended January 31, 2010	For the Period From September 1, 2009 (Inception) Through January 31, 2010
	(unaudited)	(unaudited)

Warrant to purchase common stock	334,905	334,905

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

10.      Subsequent Events

The following is a summary of subsequent events evaluated through March 23, 2010, the date these financial statements were issued.

On February 5, 2010, the Company entered into the second installment of the Note and Warrant Purchase Agreement with the investor for $80,000. The promissory note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%. The promissory note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of the the Company’s common stock at a conversion price of $0.50 per share. In connection with the above mentioned promissory note, the investor also received warrants to purchase 80,000 shares of the Company's common stock at a purchase price of $1.00 per share. The warrants are exercisable immediately and expire five years from the date of the investment.

Alamo Energy Corp.
(A Development Stage Company)

Notes to the Financial Statements

On March 4, 2010, we entered into the third installment of the Note and Warrant Purchase Agreement with the investor for $300,000. The promissory note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%. The promissory note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of the Company's common stock at a conversion price of $0.50 per share. In connection with the above mentioned promissory note, the investor also received warrants to purchase 300,000 shares of the Company's common stock at a purchase price of $1.00 per share. The warrants are exercisable immediately and expire five years from the date of the investment.

Also on March 4, 2010, the Company entered into an operating agreement (the “Operating Agreement”) with Boardman Energy Partners, LLC (“Boardman”), for the purchase of participation rights with regard to Boardman’s operation of wells in the Taylor TDS Five Well Program (“Program”) located on the H.V. Taylor Lease in the Middle Eastern section of the Gradyville Quadrangle, Adair County, Kentucky, for the purpose of oil and gas exploration and development.  Boardman is the operator of the project with full control of all operations. The Operating Agreement provides for the Company's purchase of fractional undivided working interests (“Units”) in the operation of the wells drilled and operated under the Operating Agreement.  Each Unit gives the purchaser the participation rights and revenue interests in the operation of the Program, at the rate of 2.0% working interest and 1.5% net revenue interest per Unit purchased.

The Operating Agreement is subject to an Addendum (Operating Agreement Addendum), referencing the incorporation of the subscription agreement concerning the purchase of the participation rights set forth in the Operating Agreement.   The Operating Agreement Addendum sets forth the representation Boardman had met the escrow conditions as of September 12, 2009 such that the funds received from the Company would be immediately available for use.

In conjunction with the Operating Agreement, the Company entered into a Subscription and Customer Agreement (“Subscription Agreement”) with Third Coast Energy & Development, LLC, (“Third Coast”) as consideration for the Company's participation in the Operating Agreement, in the amount of $303,986.  The Company purchased eight Units at the rate of $37,996 per Unit in the Program described above.  The Units have not been registered with any federal or state agency, and in accordance with applicable securities laws, may not be freely transferred except in accordance with such laws.

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

Results of Operations.

Revenues. We had oil and gas sales of $25,646 for the three months ended January 31, 2010.  Those revenues were generated from our interest in the Lozano lease in Texas. We had expected to generate greater revenues from the Lozano lease. However, multiple wells required maintenance resulting in significant production downtime and decreased lease revenues for the three month period ended January 31, 2010. We expect that lease revenues from the Lozano lease will continue with slow decline for the foreseeable future.

To implement our business plan during the next twelve months, we need to generate increased revenues from the Lozano lease and our other interests. Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses. For the three months ended January 31, 2010, our total operating expenses were $163,499, which is comprised of professional and legal fees of $94,221, wage related expenses of $33,580, and general and administrative expenses of $35,648.

We expect that our future monthly operating expenses for 2010 will be similar to our current expense levels, plus additional direct costs relating to newly acquired interests. We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Operating Loss.   For the three months ended January 31, 2010, our total loss from operations was $144,147. We expect that we will continue to generate operating losses for the foreseeable future.

Other Expenses. For the three months ended January 31, 2010, our total other expenses were $16,943, which was comprised of interest expense of $5,402 and other expense of $11,541.  The total other expenses is attributed to the interest expense and debt discount which resulted from the senior secured convertible promissory note financing that we closed in November 2009.

Net Loss.  For the three months ended January 31, 2010, our net loss was $161,090.  We hope to generate additional revenues from our projects to cover out operating costs, which will reduce our net loss if future. We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

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

Operating Expenses. For the period from September 1, 2009 through January 31, 2010, our total operating expenses were $213,720, which is comprised of professional and legal fees of $143,723, wage related expenses of $33,580, and general and administrative expenses of $36,417.

We expect that our future monthly operating expenses for 2010 will be similar to our current expense levels, plus additional direct costs relating to newly acquired interests. We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Operating Loss.   For the period from September 1, 2009 through January 31, 2010, our total loss from operations was $192,728. We expect that we will continue to generate operating losses for the foreseeable future.

Other Expenses. For the period from September 1, 2009 through January 31, 2010, our total other expenses were $16,943, which was comprised of interest expense of $5,402 and other expense of $11,541.  The total other expenses is attributed to the interest expense and debt discount which resulted from the senior secured convertible promissory note financing that we closed in November 2009.

Net Loss.  For the period from September 1, 2009 through January 31, 2010, our net loss was $209,671. We hope to generate additional revenues from our projects to cover out operating costs, which will reduce our net loss if future. We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources.  We had cash of $43,780, accounts receivable of $15,327 and prepaid expense of $26,660 as of January 31, 2010, making our total current assets $85,767.  We also had $300,000 in other assets and total other assets, consisting of oil and gas properties.  Therefore, our total assets as of that date were $385,767. Our total liabilities were $202,617 as of January 31, 2010.  This was comprised of total current liabilities of $27,106, represented by accounts payable of $17,611 and accrued expense of $9,495.  We had total long-term liabilities of $175,511, represented by a senior secured convertible promissory note, net of discount of $159,394.  We had no other liabilities and no long term commitments or contingencies as of January 31, 2010.

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

Alamo Energy Corp., a Nevada corporation

March 23, 2010	By:	/s/ Allan Millmaker
	Its:	Allan Millmaker Chief Executive Officer, President, Director (Principal Executive Officer)