Form 10-K
period 2010-04-30
Alamo Energy Corp.
filed 2010-08-04
CIK 1360334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the fiscal year ended April 30, 2010

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☐No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of November 30, 2010, approximately $2,666,850.

As of August 2, 2010, there were 48,688,520 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART I

Forward-Looking Information

This Annual Report of Alamo Energy Corp. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Item 1. Description of Business.

Our Background. Alamo Energy Corp. (“Alamo,” “We” or the “Company”), formerly Green Irons Holdings Corp., was incorporated in the State of Nevada on March 29, 2006 as to conduct a business in the golfing industry. On November 18, 2009, we entered into an Asset Purchase and Sale Agreement (“Asset Purchase Agreement”) with Alamo Oil Limited (“Alamo Oil”), pursuant to which we acquired certain oil and gas assets from Alamo Oil (“Asset Purchase”).  Following the closing of the Asset Purchase Agreement and pursuant to an Agreement and Plan of Merger (the “Merger”), effective as of November 19, 2009, we merged our newly formed and wholly-owned subsidiary into us, pursuant to which we changed our name to Alamo Energy Corp.

As a result of the Asset Purchase, we changed management, entered the oil and gas business, and ceased all activity in our former business. We are focused to exploration, acquisition, development, production and sale of crude oil and natural gas primarily from exploration and production areas within North America. We are qualified to do business in the State of Texas as “Texas Alamo Energy Corp.” We have not undergone bankruptcy, receivership, or any similar proceeding.

Our Business. We are an early stage oil and gas company led by an experienced management team and focused on exploration and production of oil and natural gas. Our business plan is to acquire oil and gas properties for exploration, appraisal and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.  Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside.

The Lozano Lease - Frio County, Western Gulf Province, Texas. In September 2009, Alamo Oil acquired certain oil, gas and mineral leases totaling approximately 110 gross acres, located in Frio County, Texas. As a result of the Asset Purchase, we own a seventy-five percent (75%) working interest in the Lozano lease, which is a currently producing asset with three wells. All three wells have had recently completed workovers.  The production from the Lozano wells is mature and we believe those wells will produce at least $30,000 cash flow per quarter and are likely to continue to produce with slow decline for the foreseeable future.

Frio County forms a rectangle thirty-seven miles east and west and thirty miles north and south, and is comprised of 719,360 acres or 1,133 square miles. Since 1990, the oil industry in Frio County has been successful because of new oil-extraction technology that permits horizontal drilling to considerable depths. Frio County lies within the Western Gulf Province, which includes the portion of Louisiana south of the Lower Cretaceous shelf edge, and Texas south and east of the Ouachita Fold Belt. The Western Gulf includes Texas Railroad Districts 1 through 4. The boundaries include the Ouachita Fold Belt, the southern boundary of East Texas Basin Province (048), the southern boundary of the Mississippi-Louisiana Salt Basins Province (049), the offshore 3-league (10.36-mile) limit in Texas, and the offshore 3-mile limit in Louisiana. The southwest boundary is the Texas-Mexico border.  The area of the Western Gulf is approximately 116,599 square miles. We believe the Western Gulf is one of the most heavily explored provinces in the country and has led to the discovery of significant oil and gas fields with considerable oil and gas reservoirs.

We also received informal options to purchase other working interests in oil and gas leases in Texas, ranging from 30% to 100% and which expire at various dates through March 2010 and which we may purchase for the aggregate amount of $650,000.  We did not take up our options and these have now expired.

Aimwell Agreement. In January 2010, we entered into a letter agreement with Aimwell Energy Limited, a corporation based in the United Kingdom (“Aimwell”), for the participation rights with regard to Aimwell’s license to operation certain oil and gas properties located in the United Kingdom.  Pursuant to the agreement and subject to regulatory approval, Aimwell assigned a 90% interest in the license to us in exchange for our payment of 1 pound sterling to Aimwell, whereby we will be named the operator of the assets subject to the license.  Aimwell will retain a 10% interest in the license, though we will pay Aimwell’s proportional costs of operating the license until a field development plan is approved, and after which, the parties will share their costs in proportion to their ownership percentage interests in the license.  This brief description of the agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the agreement, which is filed as an exhibit to that Current Report on Form 8-K filed January 14, 2010.  As of the date of this report, all of the assignments have been completed and we have become the operator of the assets.

Taylor TDS Five Well Program. In March 2010, we entered into an operating agreement with Boardman Energy Partners, LLC (“Boardman”), for the purchase of participation rights with regard to Boardman’s operation of wells in the Taylor TDS Five Well Program located on the H.V. Taylor Lease in the Middle Eastern section of the Gradyville Quadrangle, Adair County, Kentucky, for the purpose of oil and gas exploration and development. Boardman is the operator of the project with full control of all operations. The operating agreement provides for our purchase of fractional undivided working interests (“Units”) in the operation of the wells drilled and operated under the operating agreement. Each Unit gives the purchaser the participation rights and revenue interests in the operation of the Program, at the rate of 2.0% working interest and 1.5% net revenue interest per Unit purchased. This brief description of the operating agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the operating agreement as attached in Exhibit 10.1 to our Current Report on Form 8-K filed on March 9, 2010.

WEJCO Agreement. In April 2010, we entered into a participation agreement with WEJCO, Inc., located in Texas (“WEJCO”), to acquire participation rights in WEJCO’s working interest in oil, gas and mineral leases represented by a leasehold estate and well in Brown County, Texas, in exchange for our cash payment of $18,050 and the future payment of a proportional share of drilling and completion costs in the project.  The initial cash payment of $18,050 represents twenty percent (20%) of the total $90,250 cost of the geologic, land and seismic costs attributed to the well project in exchange for an assignment of WEJCO’s interest in the project to us.  The subject of the agreement is the Duffer Re-entry Prospect, Hubbard H-1 well, located in Brown County, Texas, and the project involves re-entering the well or drilling a substitute well if the re-entry fails.  The agreement also provides for us and WEJCO to enter into an operating agreement whereby WEJCO will be designated the operator of the well, but that we will receive an interest in the net revenue of the project, as set forth in an exhibit attached to the Agreement. This brief description of the operating agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the operating agreement as attached in Exhibit 10.3 to our Current Report on Form 8-K filed on April 21, 2010.

Recent Developments.

Participation Agreement with Allied Energy, Inc.  In May 2010, we entered into a participation agreement with Allied Energy, Inc. (“Allied”), pursuant to which we acquired an undivided 50% working interest in the Florence Valentine Lease and a working interest and net revenue interest in the Valentine #1 re-entry well. This well is located on approximately 115 acres in Ritchie County, West Virginia within the Burning Springs Anticline. Allied is the operator of the project with full control of all operations. We paid the total drilling and completion costs of $153,500 to earn in the Valentine #1 re-entry well and the Florence Valentine lease a before payout working interest of 70% and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of 50% and net revenue interest of 42.2% (50% x 84.4%).  This brief description of the participation agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the agreement as attached in Exhibit 10.1 to our Report on Form 8-K filed on May 20, 2010.

Business Strategy. Our strategy is to increase shareholder value through strategic acquisitions, appraisal drilling and development. We are focused on the acquisition, appraisal development and exploitation of oil properties.  We are also searching for possible joint-ventures and new prospects that fit our strategic focus.

Competition. We compete with other companies for financing and for the acquisition of new oil and gas properties. Many of the oil and gas exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of oil and gas properties of merit, on exploration of their properties and on development of their properties. In addition, they may be able to afford more geological and other technical expertise in the targeting and exploration of oil and gas properties. This competition could result in competitors having properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could have an adverse impact on our ability to achieve the financing necessary for us to conduct further exploration of our acquired properties.

We will also compete with other junior oil and gas exploration companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas exploration companies. The presence of competing junior oil and gas exploration companies may have an adverse impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the oil and gas properties under investigation and the price of the investment offered to investors.

We also compete with other junior and senior oil and gas companies for available resources, including, but not limited to, professional exploration and production, geological and engineering personnel services and supplies, for the drilling completion and production of hydrocarbon resources.

Intellectual Property. We do not presently own any copyrights, patents or trademarks. We own the Internet domain name www.alamoenergycorp.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Governmental Regulation. Our oil and gas operations are subject to various federal, state and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state and local laws and regulations relating primarily to the protection of human health and the environment. To date, we have incurred no cost related to complying with these laws, for remediation of existing environmental contamination and for plugging and reclamation of our oil and gas exploration property. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees. As of July 31, 2010, we have two employees, with no significant employees other than our officers and directors. We plan to outsource independent consultant engineers and geologists on a part time basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

Facilities. Our executive offices are located at 10497 Town and Country Way, Suite 310, Houston, Texas 77024, where we occupy approximately 305 square feet of office space. We sublease our offices from Allan Millmaker in exchange for $500 per month on a month to month basis.

We also maintain an office in London, United Kingdom, where we occupy approximately 135 square feet of office space, in exchange for £2,200 + VAT per month on a month to month basis.

We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate the need to secure any additional space.

Internet Website. Our Internet website, which is located at www.alamoenergycorp.com, describes each of our oil and gas projects, our management and provides additional information regarding our industry.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk.  You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  If any of the following risks actually occurs, our business, financial condition, and/or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.  You should only purchase our securities if you can afford to suffer the loss of your entire investment.

Risks Related to our Business:

Since we have a limited operating history in our current line of business, it is difficult for potential investors to evaluate our business.
We entered the oil and gas business in the third quarter of our fiscal year ended April 30, 2010. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have generated only limited and sporadic revenues. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Accordingly, our business and success faces risks from uncertainties faced by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

Our exploration appraisal and development activities are subject to many risks which may affect our ability to profitably extract oil reserves or achieve targeted returns.  In addition, continued growth requires that we acquire and successfully develop additional oil reserves.

Oil exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may negatively affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-ins of connected wells resulting from extreme weather conditions, insufficient storage or transportation capacity or other geological and mechanical conditions. While diligent well supervision and effective maintenance operations can contribute to maximizing production rates over time, production delays and declines from normal field operating conditions cannot be eliminated and can be expected to negatively affect revenue and cash flow levels to varying degrees.

Our commercial success depends on our ability to find, acquire, develop and commercially produce oil and natural gas reserves.  Without the continual addition of new reserves, any existing reserves and the production therefrom will decline over time as such existing reserves are depleted. A future increase in our reserves will depend not only on our ability to explore and develop any properties we may have from time to time, but also on our ability to select and acquire suitable producing properties or prospects.  We cannot guaranty that we will be able to continue to locate satisfactory properties for acquisition or participation.  Moreover, if such acquisitions or participations are identified, we may determine that current markets, terms of acquisition and participation or pricing conditions make such acquisitions or participations economically disadvantageous.  We cannot guaranty that commercial quantities of oil will be discovered or acquired by us.

Our oil and gas operations are subject to operating hazards that may increase our operating costs to prevent such hazards, or may materially affect our operating results if any of such hazards were to occur.

Oil exploration, development and production operations are subject to all the risks and hazards typically associated with such operations, including hazards such as fire, explosion, blowouts, cratering, unplanned gas releases and spills, each of which could result in substantial damage to oil wells, production facilities, other property and the environment or in personal injury. Oil production operations are also subject to all the risks typically associated with such operations, including encountering unexpected formations or pressures, premature decline of reservoirs and the invasion of water into hydrocarbon producing formations. Losses resulting from the occurrence of any of these risks could negatively affect our results of operations, liquidity and financial condition.

To date, we have generated limited revenues from production of our oil lease interests.  Our oil exploration and development activities will be focused on the exploration and development of our properties which are high-risk ventures with uncertain prospects for success.  In addition, we will not have earnings to support our activities should the wells drilled or properties acquired prove not to be commercially viable.  We cannot guaranty that commercial quantities of oil will be successfully produced as a result of our exploration and development efforts.  Further there is no guarantee that we will generate sufficient revenues from production of our reserves.

Our exploration and development activities will depend in part on the evaluation of data obtained through geophysical testing and geological analysis, as well as test drilling activity.

The results of geophysical testing and geological analysis are subjective, and we cannot guaranty that exploration and development activities based on positive analysis will produce oil in commercial quantities or costs.  As developmental and exploratory activities are performed, further data required for evaluation of our oil interests will become available.  The exploration and development activities that will be undertaken by us are subject to greater risks than those associated with the acquisition and ownership of producing properties.  The drilling of development wells, although generally consisting of drilling to reservoirs believed to be productive, may result in dry holes or a failure to produce oil in commercial quantities.  Moreover, any drilling of exploratory wells is subject to significant risk of dry holes.

If we are unable to successfully compete with the large number of oil producers in our industry, we may not be able to achieve profitable operations.

Oil exploration is intensely competitive in all its phases and involves a high degree of risk.  We compete with numerous other participants in the search for and the acquisition of oil properties and in the marketing of oil.  Our competitors include oil companies that have substantially greater financial resources, staff and facilities than us.  Our ability to increase reserves in the future will depend not only on our ability to explore and develop our existing properties, but also on our ability to select and acquire suitable producing properties or prospects for exploratory drilling.  Competitive factors in the distribution and marketing of oil include price and methods and reliability of delivery.  Competition may also be presented by alternate fuel sources.

We are subject to various regulatory requirements, including environmental regulations, and may incur substantial costs to comply and remain in compliance with those requirements.

Our operations in the United States are subject to regulation at the federal, state and local levels, including regulation relating to matters such as the exploration for and the development, production, marketing, pricing, transmission and storage of oil, as well as environmental and safety matters.  Failure to comply with applicable regulations could result in fines or penalties being owed to third parties or governmental entities, the payment of which could have a material adverse effect on our financial condition or results of operations.  Our operations are subject to significant laws and regulations, which may adversely affect our ability to conduct business or increase our costs.  Extensive federal, state and local laws and regulations relating to health and environmental quality in the United States affect nearly all of our operations.  These laws and regulations set various standards regulating various aspects of health and environmental quality, provide for penalties and other liabilities for the violation of these standards, and in some circumstances, establish obligations to remediate current and former facilities and off-site locations.

Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of the applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. No assurance can be given that environmental laws will not result in a curtailment of production or a material increase in the costs of production, development or exploration activities or otherwise adversely affect our financial condition, results of operations or prospects.  We could incur significant liability for damages, clean-up costs and/or penalties in the event of discharges into the environment, environmental damage caused by us or previous owners of our property or non-compliance with environmental laws or regulations. In addition to actions brought by governmental agencies, we could face actions brought by private parties or citizens groups.  Any of the foregoing could have a material adverse effect on our financial results.

Moreover, we cannot predict what legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered, enforced or made more stringent. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of the regulatory agencies, could require us to make material expenditures for the installation and operation of systems and equipment for remedial measures, all of which could have a material adverse effect on our financial condition or results of operations.

Our ability to successfully market and sell oil is subject to a number of factors that are beyond our control, and that may adversely impact our ability to produce and sell oil, or to achieve profitability.

The marketability and price of oil that may be acquired or discovered by us will be affected by numerous factors beyond our control.  Our ability to market our oil may depend upon our ability to acquire space on pipelines that deliver oil to commercial markets. We may also be affected by deliverability uncertainties related to the proximity of our reserves to pipelines and processing facilities, by operational problems with such pipelines and facilities, and by government regulation relating to price, taxes, royalties, land tenure, allowable production, the export of oil and by many other aspects of the oil business.

Our revenues, profitability and future growth and the carrying value of our oil properties are substantially dependent on prevailing prices of oil. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil, market uncertainty and a variety of additional factors beyond our control. These factors include economic conditions, in the United States and Canada, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil, the price of foreign imports and the availability of alternative fuel sources. Any substantial and extended decline in the price of oil would have an adverse effect on our borrowing capacity, revenues, profitability and cash flows from operations.

Volatile oil prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

We cannot guarantee that title to our properties does not contain a defect that may materially affect our interest in those properties.

It is our practice in acquiring significant oil leases or interest in oil leases to retain lawyers to fully examine the title to the interest under the lease.  In the case of minor acquisitions, we rely upon the judgment of oil lease brokers or landmen who do the field work in examining records in the appropriate governmental office before attempting to place under lease a specific interest. We believe that this practice is widely followed in the oil industry. Nevertheless, there may be title defects which affect lands comprising a portion of our properties which may adversely affect us.

Our properties are held in the form of leases and working interests in operating agreements and leases. If the specific requirements of such licenses, leases and working interests are not met, the instrument may terminate or expire.

All of our properties are held under interests in oil and gas leases and working interests in operating agreements and leases. If we fail to meet the specific requirements of each lease or working interest, especially future drilling and production requirements, the lease may be terminated or otherwise expire. We cannot be assured that we will be able to meet our obligations under each lease and working interest. The termination or expiration of our working interest relating to any lease would harm our business, financial condition and results of operations.

Our reserve estimates are subject to numerous uncertainties and may be inaccurate.

There are numerous uncertainties inherent in estimating quantities of oil reserves and cash flows to be derived therefrom, including many factors beyond our control. In general, estimates of economically recoverable oil reserves and the future net cash flows therefrom are based upon a number of variable factors and assumptions, such as historical production from the properties, production rates, ultimate reserve recovery, timing and amount of capital expenditures, marketability of oil, royalty rates, the assumed effects of regulation by governmental agencies and future operating costs, all of which may vary from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For those reasons, estimates of the economically recoverable oil reserves attributable to any particular group of properties, classification of such reserves based on risk of recovery and estimates of future net revenues expected therefrom prepared by different engineers, or by the same engineers at different times, may vary. Our actual production, revenues, taxes and development and operating expenditures with respect to our reserves will vary from estimates thereof and such variations could be material.

Estimates of proved or unproved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history and production practices will result in variations in the estimated reserves and such variations could be material.

Our independent auditors have substantial expressed doubt about our ability to continue as a going concern.

In their report dated July 27, 2010, our current independent registered public accounting firm stated that our financial statements for the years ended April 30, 2010, were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our ability to obtain sufficient working capital to fund future operations. If we are unable to raise additional capital, our efforts to continue as a going concern may not prove successful.

The loss or unavailability of our key personnel for an extended period of time could adversely affect our business operations and prospects.

Our success depends in large measure on certain key personnel, including our President, Chief Executive Officer and Chief Financial Officer. The loss of the services of such key personnel could significantly hinder our operations.  Although we are looking into acquiring key person insurance, we do not currently have such insurance in effect for these key individuals. In addition, the competition for qualified personnel in the oil industry is intense and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business.

Seasonal weather conditions and other factors could adversely affect our ability to conduct drilling activities.

Our operations could be adversely affected by seasonal weather conditions and wildlife restrictions on federal leases. In some areas, certain drilling and other oil and gas activities can only be conducted during limited times of the year, typically during the summer months. This would limit our ability to operate in these areas and could intensify competition during those times for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs, which could have a material adverse effect upon us and our results of operations.

We depend on the services of third parties for material aspects of our operations, including drilling operators, and accordingly if we cannot obtain certain third party services, we may not be able to operate.

We may rely on third parties to operate some of the assets in which we possess an interest. Assuming the presence of commercial quantities of oil on our properties, the success of the oil operations, whether considered on the basis of drilling operations or production operations, will depend largely on whether the operator of the property properly fulfils our obligations.  As a result, our ability to exercise influence over the operation of these assets or their associated costs may be limited, adversely affecting our financial performance.  Our performance will therefore depend upon a number of factors that may be outside of our full control, including the timing and amount of capital expenditures, the operator’s expertise and financial resources, the approval of other participants, the selection of technology, and risk management practices.  The failure of third party operators and their contractors to perform their services in a proper manner could adversely affect our operations.

Risks Related to our Common Stock

We are subject to the reporting requirements of federal securities laws, which will be expensive.

We are a public reporting company in the U.S. and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we remained a privately-held company.

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls will be time consuming, difficult and costly.

As a reporting company, it will be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. We will need to hire additional financial reporting, internal control, and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act could be impaired, which could cause our stock price to decrease substantially.

We have committed limited personnel and resources to the development of the external reporting and compliance obligations that are required of a public company. We have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with being a public company, when and as such requirements become applicable to us. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems, or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

Our stock price may be volatile, which may result in losses to our stockholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board, where our shares of common stock will be quoted, generally have been very volatile and have experienced sharp share-price and trading-volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

•	variations in our operating results;
•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
•	changes in operating and stock price performance of other companies in our industry;
•	additions or departures of key personnel; and
•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, following initial public offerings, the market prices for stocks of companies often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated.

Our common shares have only recently begun trading, and in the future, may continue to be thinly-traded, and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock may be particularly volatile given our status as a relatively small company with a presumably small and thinly-traded “float” and lack of significant revenues that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, as noted above, our common shares may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of revenues or profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through pre-arranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

Our common stock may be subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission (“SEC”).  Penny stocks generally are equity securities with a price of less than $5.00 per share.  The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we will seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

We have a substantial number of authorized common shares available for future issuance that could cause dilution of our stockholders’ interest and adversely impact the rights of holders of our common stock.

We have a total of 300,000,000 shares of common stock authorized for issuance.  As of July31, 2010, we had 251,856,480 shares of common stock available for issuance.  We have reserved 2,479,810 shares for conversion of our outstanding notes, and 1,239,905 shares for issuance upon the exercise of outstanding warrants held by the selling stockholders.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock.  Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us.  Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes is lower than the book value per share of our common stock at the time of such exercise or conversion.

The addition of a substantial number of shares of our common stock into the market or by the registration of any of our other securities under the Securities Act may significantly and negatively affect the prevailing market price for our common stock.  The future sales of shares of our common stock issuable upon the exercise of outstanding warrants and options may have a depressive effect on the market price of our common stock, as such warrants and options would be more likely to be exercised at a time when the price of our common stock is greater than the exercise price.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Facilities. Our executive offices are located at 10497 Town and Country Way, Suite 310, Houston, Texas 77024, where we occupy approximately 305 square feet of office. We sublease our offices from Allan Millmaker in exchange for $500 per month on a month to month basis.

We also maintain an office in London, United Kingdom, where we occupy approximately 135 square feet of office space, in exchange for £2,200 + VAT per month on a month to month basis.

We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate the need to secure any additional space.

Further, we have the following oil and gas property in connection with our principal business activities:

The Lozano Lease - Frio County, Western Gulf Province, Texas. In September 2009, Alamo Oil acquired certain oil, gas and mineral leases totaling approximately 110 gross acres, located in Frio County, Texas. As a result of the Asset Purchase, we own a seventy-five percent (75%) working interest in the Lozano lease, which is a currently producing asset with three wells. All three wells have had recently completed workovers.  We believe those wells will produce at least $30,000 cash flow per quarter. The production volumes are expected to continue to produce with little decline for the foreseeable future. The Lozano Lease has potential for production enhancement from the existing wells and also additional infill drilling on the lease. Further review and appraisal of the production performance and assessment of the remaining recoverable reserves is required to address this potential.

We also received informal options to purchase other working interests in oil and gas leases in Texas, ranging from 30% to 100% and which expire at various dates through March 2010 and which we may purchase for the aggregate amount of $650,000.   We did not take up our options and these have now expired.

Aimwell Agreement. In January 2010, we entered into a letter agreement with Aimwell Energy Limited, a corporation based in the United Kingdom (“Aimwell”), for the participation rights with regard to Aimwell’s license to operation certain oil and gas properties located in the United Kingdom.  Pursuant to the agreement and subject to regulatory approval, Aimwell assigned a 90% interest in the license to us in exchange for our payment of 1 pound sterling to Aimwell, whereby we will be named the operator of the assets subject to the license.  Aimwell will retain a 10% interest in the license, though we will pay Aimwell’s proportional costs of operating the license until a field development plan is approved, and after which, the parties will share their costs in proportion to their ownership percentage interests in the license.  This brief description of the agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the agreement, which is filed as an exhibit to that Report on Form 8-K filed January 14, 2010.  As of the date of this report, all of the assignments have been completed and we have become the operator of the assets.

Taylor TDS Five Well Program. In March 2010, we entered into an operating agreement with Boardman Energy Partners, LLC (“Boardman”), for the purchase of participation rights with regard to Boardman’s operation of wells in the Taylor TDS Five Well Program located on the H.V. Taylor Lease in the Middle Eastern section of the Gradyville Quadrangle, Adair County, Kentucky, for the purpose of oil and gas exploration and development. Boardman is the operator of the project with full control of all operations. The operating agreement provides for our purchase of fractional undivided working interests (“Units”) in the operation of the wells drilled and operated under the operating agreement. Each Unit gives the purchaser the participation rights and revenue interests in the operation of the Program, at the rate of 2.0% working interest and 1.5% net revenue interest per Unit purchased. This brief description of the operating agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the operating agreement as attached in Exhibit 10.1 to that Report on Form 8-K filed on March 9, 2010.

WEJCO Agreement. In April 2010, we entered into a participation agreement with WEJCO, Inc., located in Texas (“WEJCO”), to acquire participation rights in WEJCO’s working interest in oil, gas and mineral leases represented by a leasehold estate and well in Brown County, Texas, in exchange for our cash payment of $18,050 and the future payment of a proportional share of drilling and completion costs in the project.  The initial cash payment of $18,050 represents twenty percent (20%) of the total $90,250 cost of the geologic, land and seismic costs attributed to the well project in exchange for an assignment of WEJCO’s interest in the project to us.  The subject of the agreement is the Duffer Re-entry Prospect, Hubbard H-1 well, located in Brown County, Texas, and the project involves re-entering the well or drilling a substitute well if the re-entry fails.  The Agreement also provides for us and WEJCO to enter into an operating agreement whereby WEJCO will be designated the operator of the well, but that we will receive an interest in the net revenue of the project, as set forth in an exhibit attached to the agreement.  This brief description of the agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the agreement as attached in Exhibit 10.3 to that Report on Form 8-K filed on April 21, 2010.

Participation Agreement with Allied Energy, Inc.  In May 2010, we entered into a participation agreement with Allied Energy, Inc. (“Allied”), pursuant to which we acquired an undivided 50% working interest in the Florence Valentine Lease and a working interest and net revenue interest in the Valentine #1 re-entry well. This well is located on approximately 115 acres in Ritchie County, West Virginia within the Burning Springs Anticline. Allied is the operator of the project with full control of all operations. We paid the total drilling and completion costs of $153,500 to earn in the Valentine #1 re-entry well and the Florence Valentine lease a before payout working interest of 70% and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of 50% and net revenue interest of 42.2% (50% x 84.4%).  This brief description of the participation agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the agreement as attached in Exhibit 10.1 to our Report on Form 8-K filed on May 20, 2010.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock.   Our authorized capital stock consists of 300,000,000 common shares, par value $.001 per share.  On April 30, 2010, there were 48,668,520 common shares issued and outstanding.

Our common stock is the only class of voting securities issued and outstanding.  Holders of our common shares are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of our common shares do not have cumulative voting rights.

The holders of our common shares are entitled to dividends when and if declared by our Board of Directors from legally available funds.  The holders of our common shares are also entitled to share pro rata in any distribution to stockholders upon our liquidation or dissolution. Our Board of Directors’ ability to declare a dividend is subject to restrictions imposed by Nevada law.  In determining whether to declare dividends, the Board of Directors will consider these restrictions as well as our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

Market Information.  Our common stock is quoted on the OTC Bulletin Board under the symbol "ALME.OB". Since our change of business and name, our shares have only experienced trading activity since December 2009. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.
	High ($)	Low ($)
Fiscal Year 2010
Third Quarter	$0.90	$0.50
Fourth Quarter	$2.47	$0.90

As of April 30, 2010, we also had outstanding warrants that were exercisable for approximately 1,064,905 shares of common stock.

We were obligated under the Registration Rights Agreements filed as an exhibit to our Report on Form 8-K filed on November 24, 2009, to file, on or before January 17, 2010, a registration statement with the SEC, registering for resale the shares represented by the outstanding convertible notes, which as of July 31, 2010 are 2,479,810 shares of common stock underlying a convertible promissory note and 1,239,905 shares of our common stock underlying warrants.

Stock Split. In December 2009, we effected a 30-for-1 stock split of our common stock. All share numbers presented in this filing have been adjusted to reflect the stock split.

Securities Authorized For Issuance Under Equity Compensation Plans. As of April 30, 2010, we had no compensation plans under which our equity securities were authorized for issuance.

Holders.  As of April 30, 2010, we had approximately nine record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Island Stock Transfer at 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission (“SEC”).  The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Recent sales of unregistered securities. There have been no sales of unregistered securities within the last three years, which would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

In connection with the Asset Purchase, on November 18, 2009, we entered into a note and warrant purchase agreement with one investor pursuant to which the investor agreed to lend up to $2,000,000 to us in multiple installments in exchange for a senior secured convertible promissory note with a conversion price of $0.50 per share and three-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment. The first installment of $334,905 was delivered on the closing date and we issued 334,905 warrants to the in connection with that installment. The note and warrant purchase agreement provides that the investor will lend additional installments to us in amounts as requested by us; provided however, that we provide the proposed use of proceeds for each requested amount. Each proposed use of proceeds for each requested amount shall specify that the majority of the proceeds shall be used for the acquisition of low risk oil and gas rights in geographic regions with stable governments. The investor shall have sole discretion in determining whether the proposed use of proceeds meets those requirements.

We are obligated to register the shares of common stock underlying the note and the shares of common stock underlying the warrants for resale as described in our Report on Form 8-K filed on November 24, 2009.   The issuance was made pursuant to Regulation S promulgated by the SEC.  We believe that exemptions were available because (iii) the sale was made to eligible non-U.S. persons as that term is defined for purposes of Regulation S, and with regard to all transactions, (iii) transfer was restricted in accordance with the requirements of the Securities Act of 1933, as amended (the “Securities Act”) (including by legending of certificates representing the securities).

On February 5, 2010, we entered into a senior secured convertible promissory note with the same investor in exchange for $80,000.  The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share.  In connection with the note, the investor also received warrants to purchase 80,000 shares of our common stock at a purchase price of $1.00 per share, and which expire five years from the date of the investment.   The note and warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the Securities and Exchange Commission.

On March 4, 2010, we entered into a senior secured convertible promissory note with the same investor in exchange for $300,000 due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%. The note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share.   In connection with the note, the investor also received warrants to purchase 300,000 shares of our common stock at a purchase price of $1.00 per share. The warrants expire five years from the date of the investment.  The note and warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the Securities and Exchange Commission.

On March 25, 2010, we entered into a senior secured convertible promissory note with the same investor in exchange for $100,000.  The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. In connection with the note, the investor also received warrants to purchase 100,000 shares of our common stock at a purchase price of $1.00 per share, which expire five years from the date of the investment.  The note and warrants were issued in a transaction which we believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the Securities and Exchange Commission.

On April 15, 2010, we entered into a senior secured convertible promissory note with the same investor in exchange for $250,000.  This note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. In connection with the note, the investor also received warrants to purchase 250,000 shares of our common stock at a purchase price of $1.00 per share, which expire five years from the date of the investment.  The note and warrants were issued in a transaction which we believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the Securities and Exchange Commission.

On July 22, 2010, we entered into a senior secured convertible promissory note with the same investor in exchange for $175,000, which is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share.  In connection with the note, the investor also received warrants to purchase 175,000 shares of our common stock at a purchase price of $1.00 per share, which expire five years from the date of the investment.  The note and warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the Securities and Exchange Commission.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended April 30, 2010, for the sale of registered securities.

Penny Stock Regulation.  Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Purchases of Equity Securities. None during the period covered by this report.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition Results of Operation.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2010.

Overview.  Alamo Energy Corp. (“Alamo,” “We” or the “Company”), formerly Green Irons Holdings Corp. (“Green Irons”), was incorporated in the State of Nevada on March 29, 2006 as to conduct a business in the golfing industry. On November 18, 2009, we entered into an Asset Purchase and Sale Agreement (“Asset Purchase Agreement”) with Alamo Oil Limited (“Alamo Oil”), pursuant to which we acquired certain oil and gas assets from Alamo Oil (“Asset Purchase”).  The transaction contemplated under the Asset Purchase Agreement was deemed to be a reverse acquisition, where Green Irons (the legal acquirer) is considered the accounting acquiree and Alamo Oil (the legal acquiree) is considered the accounting acquirer.  Green Irons is deemed a continuation of the business of Alamo Oil, and the historical financial statements of Alamo Oil became the historical financial statements of Green Irons.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period of inception (September 1, 2009) through April 30, 2010, together with notes thereto as included in this Annual Report on Form 10-K.

For the Period of Inception (September 1, 2009) through April 30, 2010.

Results of Operations.

Revenues. We had oil and gas sales of $65,431 for the period of inception (September 1, 2009) through April 30, 2010.  Those revenues were generated from our interest in the Lozano lease in Texas. We had expected to generate greater revenues from the Lozano lease. However, multiple wells required maintenance resulting in significant production downtime and decreased lease revenues for the three month period ended April 30, 2010. We expect that lease revenues from the Lozano lease will continue with slow decline for the foreseeable future.  Our cost of oil and gas sales was $23,577, resulting in gross profit of $41,854.

To implement our business plan during the next twelve months, we need to generate increased revenues from the Lozano lease and our other interests. Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses. For the period of inception (September 1, 2009) through April 30, 2010, our total operating expenses were $433,369, which is comprised of professional fees of $233,863, wage related expenses of $73,768, and general and administrative expenses of $125,738.

Barring any additional overhead related to additional acquisitions, we expect that our future monthly operating expenses for 2010 will be similar to our current expense levels, plus additional direct costs relating to newly acquired interests. We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Operating Loss.   For the period of inception (September 1, 2009) through April 30, 2010, our total loss from operations was $391,515. We expect that we will continue to generate operating losses for the foreseeable future.

Other Expenses. For the period of inception (September 1, 2009) through April 30, 2010, our total other expenses were $110,747, which was comprised of interest expense of $18,768 and interest expense – debt discount amortization of $91,979.  The total other expenses is attributed to the interest expense and debt discount which resulted from the senior secured convertible promissory note financing that we closed in November 2009.

Net Loss.  For the year ended April 30, 2010, our net loss was $502,262.  We hope to generate additional revenues from our projects to cover out operating costs, which will reduce our net loss if future.  We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources.  We had cash of $285,458, accounts receivable of $18,034 and prepaid expenses of $8,084 as of April 30, 2010, making our total current assets $311,576.  We also had $643,329 in other assets and total other assets, consisting of oil and gas properties.  Therefore, our total assets as of that date were $954,905. Our total liabilities were $333,297 as of April 30, 2010.  This was comprised of total current liabilities of $77,348, represented by accounts payable of $58,625 and accrued expense of $18,723.  We had total long-term liabilities of $255,949, represented by a senior secured convertible promissory note, net of discount of $808,956.  We had no other liabilities and no long term commitments or contingencies as of April 30, 2010.

On November 18, 2009, we entered into a note and warrant purchase agreement with one investor, whereby the investor agreed to lend up to $2,000,000 to us in multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment. The notes are due on November 18, 2012, or upon default, whichever is earlier, and bear interest at the annual rate of 8%.The first installment of $334,905 was delivered on November 18, 2009, and we issued 334,905 warrants to the investor in connection with the first installment. The agreement provides that the investor will lend additional installments to us in amounts as requested by us; provided however, that we provide the proposed use of proceeds for each requested amount.

On February 5, 2010, we entered into a senior secured convertible promissory note with that investor in exchange for $80,000 pursuant the above agreement.  The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The note has an optional conversion feature by which this lender can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. In connection with the note, this investor also received warrants to purchase 80,000 shares of our common stock at a purchase price of $1.00 per share. These warrants expire five years from the date of the investment.

On March 4, 2010, we entered into a senior secured convertible promissory note with that investor in exchange for $300,000 pursuant to a financing agreement. The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%. The note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. In connection with the note, the investor also received warrants to purchase 300,000 shares of our common stock at a purchase price of $1.00 per share. The warrants expire five years from the date of the investment.

On March 25, 2010, we entered into a senior secured convertible promissory note with that investor in exchange for $100,000.  The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. In connection with the note, the investor also received warrants to purchase 100,000 shares of our common stock at a purchase price of $1.00 per share, which expire five years from the date of the investment.

On April 15, 2010, we entered into a senior secured convertible promissory note with that investor in exchange for $250,000.  This note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. In connection with the note, the investor also received warrants to purchase 250,000 shares of our common stock at a purchase price of $1.00 per share, which expire five years from the date of the investment.

On July 22, 2010, we entered into a senior secured convertible promissory note with the same investor in exchange for $175,000.  The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. In connection with the Note, the investor also received warrants to purchase 175,000 shares of our common stock at a purchase price of $1.00 per share. The warrants expire five years from the date of the investment.

As of April 30, 2010, we had cash of $258,458. We estimate that our cash on hand will not be sufficient for us to continue and expand our current operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. In addition to generating revenues from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably.

We have been, and currently are, working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

During the fiscal year ending 2011, we expect that the legal and accounting costs of being a public company as well as anticipated exploration costs will continue to impact our liquidity. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and anticipated exploration costs, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Alamo Energy Corp.

We have audited the accompanying balance sheet of Alamo Energy Corp. (an exploration stage company) as of April 30, 2010, and the related statements of operations, stockholder’s deficit and cash flows for the period from inception (September 1, 2009) through April 30, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alamo Energy Corp. (an exploration stage company) as of April 30, 2010 and the results of its operations and its cash flows for the period from inception (September 1, 2009) through April 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 7, the Company has incurred an operating loss and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Q Accountancy Corporation

/s/ Q Accountancy Corporation
Laguna Niguel, California
July 27, 2010

Alamo Energy Corp.
(An Exploration Stage Company)

Balance Sheet
April 30, 2010

ASSETS

Current assets
Cash	$285,458
Accounts receivable	18,034
Prepaid expenses	8,084
Total current assets	311,576
Oil and gas properties	643,329
Total assets	$954,905

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$58,625
Accrued interest	18,723
Total current liabilities	77,348
Senior secured convertible promissory note, net of discount of $808,956	255,949
Total liabilities	333,297
Stockholders' equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 48,668,520 shares issued and outstanding	48,669
Additional paid in capital	1,075,201
Accumulated deficit	(502,262)
Total stockholders' equity	$621,608
Total liabilities and stockholders' equity	$954,905

  The accompanying notes are an integral part of the financial statements.

Alamo Energy Corp.
(An Exploration Stage Company)

Statement of Operations
For the Period of Inception (September 1, 2009) through April 30, 2010

Oil and gas sales	$65,431
Cost of Oil and gas sales	23,577
Gross profit	41,854
Operating expenses:
Wage related expenses	73,768
Professional fees	233,863
G&A expense	125,738
Operating expenses	433,369
Loss from operations	(391,515)
Other income (expense):
Interest expense	18,768
Interest expense - debt discount amortization	91,979
Total other expense	110,747
Net loss before income taxes	(502,262)
Provision for income taxes	-
Net loss	$(502,262)
Loss per share:
Basic and Diluted	$(0.03)
Weighted average shares outstanding:
Basic and Diluted	15,751,637

  The accompanying notes are an integral part of the financial statements.

Alamo Energy Corp.
(An Exploration Stage Company)

Statement of Stockholders' Equity
From the Period of Inception (September 1, 2009) through April 30, 2010

	Common Stock *		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, September 1, 2009	176,668,500	$176,669	$(176,669)	-	-
Shares issued for oil and gas properties	10,500,000	10,500	289,500	-	$300,000
Cancellation of shares for cash and assumption of liabilities	(138,499,980)	(138,500)	58,635	-	(79,865)
Discount on convertible note payable	-	-	900,935	-	900,935
Contribution of facilities rent - related party	-	-	2,800	-	2,800
Net loss	-	-	-	(502,262)	(502,262)

Balance, April 30, 2010	48,668,520	$48,669	$1,075,201	$(502,262)	$621,608

* - Retroactively stated for 30-1 forward stock split.

  The accompanying notes are an integral part of the financial statements.

Alamo Energy Corp.
(An Exploration Stage Company)

Statement of Cash Flows
From the Period of Inception (September 1, 2009) through April 30, 2010

Cash flows used in operating activities:
Net loss	$(502,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Officer contribution of rent expense	2,800
Accretion of debt discount	91,979
Decrease (increase) in assets:
Accounts receivable	(18,034)
Prepaid expenses and other current assets	(8,084)
Increase (decrease) in liabilities:
Accounts payable	(21,240)
Accrued interest	18,723
Cash used in operating activities	(436,118)
Cash flows used in investing activities:
Purchase of oil and gas properties	(343,329)
Cash used in investing activities	(343,329)
Cash flows provided by financing activities:
Proceeds from convertible secured promissory note	1,064,905
Cash provided by financing activities	1,064,905
Net increase in cash	285,458
Cash at beginning of period	-
Cash at end of period	$285,458

The accompanying notes are an integral part of the financial statements.

Alamo Energy Corp.
(An Exploration Stage Company)

Statement of Cash Flows

Supplemental Disclosure of Cash Flow Information

Cash paid during the fiscal years for:
Interest	$-
Income taxes	$-

Non-Cash Transactions

Non-cash financing and investing activities:
Shares issued for oil and gas properties	$300,000
Accounts payable acquired in reverse merger	$79,865

The accompanying notes are an integral part of the financial statements.

Alamo Energy Corp.
(An Exploration Stage Company)

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

Exploration Stage

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars.  The Company has not produced significant revenues from its principal business and is in the exploration stage company as defined by ASC 915, Development Stage Entities.

The Company is engaged in the acquisition, exploration, development and producing of oil and gas properties.  As of April 30, 2010, the Company owns a 75% working interest in oil and gas properties in Frio County, Texas, a 16% working interest in certain oil and gas leases in Adair County, Kentucky, and farm-in and participation rights agreements in onshore oil and gas properties in the UK.

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

Alamo Energy Corp.
(An Exploration Stage Company)

Notes to the Financial Statements

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits.  Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At April 30, 2010, the Company had approximately $35,511 on deposit in excess of the FDIC insured limits.  The Company has not experienced any losses in such accounts.

The Company collects its receivables on its working interests in oil and gas properties from the well operators.  As such, the Company generally has relatively few customers.  These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary.  At April 30, 2010, the Company had one (1) customer that accounted for 100% of its outstanding receivables and correspondingly, its oil and gas sales.  Bad debt expense is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable.  There has been no bad debt expense for the period ended April 30, 2010.

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

For each cost center, capitalized costs are subject to an annual ceiling test, in which the costs shall not exceed the cost center ceiling.  The cost center ceiling is equal to i) the present value of estimated future net revenues computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions;  plus ii) the cost of properties not being amortized; plus iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less iv) income tax effects related to differences between the book and tax basis of the properties.  If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs.

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

Recent Accounting Pronouncements

On September 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider an ASU as authoritative in its own right.  An ASU will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Alamo Energy Corp.
(An Exploration Stage Company)

Notes to the Financial Statements

On September 1, 2009, the Company adopted ASC 825-10-65, which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

On September 1, 2009, the Company adopted ASC 855 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

On September 1, 2009, the Company adopted ASU No. 2009-05 which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

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

Alamo Energy Corp.
(An Exploration Stage Company)

Notes to the Financial Statements

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

In January 2010, the Company entered into an agreement to farm into four UK onshore license blocks (TQ 26, TQ36, TQ46, TQ56) in the south of England totaling 400km sq. Pursuant to the agreement and subject to approval by the UK Department of Energy and Climate Change (DECC), The Company will own a 90% working interest on the license which according to an independent geological report would estimate The Company’s potential median stake to be approximately 236 million stock tank barrels of oil initially in place. The Company has also submitted an application to become the exploration operator for the license. Under the terms of the license, the joint partners will have to undertake 60km of 2D seismic survey on the lease.

Also, in January 2010, the Company entered into a letter agreement (the Agreement) with Aimwell Energy Limited, a corporation based in the United Kingdom (Aimwell), for the participation rights with regard to Aimwell's license (the License) to operation certain oil and gas properties located in the United Kingdom. Subject to relevant regulatory approvals, the Agreement provides for Aimwell to assign a 90% interest in the License to the Company in exchange for the Company's payment of one (1) pound sterling to Aimwell, whereby the Company will be named the operator of the assets subject to the license. Aimwell will retain a 10% interest in the license, though the Company will pay Aimwell's proportional costs of operating the License until a field development plan is approved, and after which, the parties will share their costs in proportion to their ownership percentage interests in the License.

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

Alamo Energy Corp.
(An Exploration Stage Company)

Notes to the Financial Statements

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

 On March 25, 2010, we entered into the third installment of the Note and Warrant Purchase Agreement with the investor for $100,000. The promissory note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%. The promissory note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of the Company's common stock at a conversion price of $0.50 per share. In connection with the above mentioned promissory note, the investor also received warrants to purchase 100,000 shares of the Company's common stock at a purchase price of $1.00 per share. The warrants are exercisable immediately and expire five years from the date of the investment.

 On April 15, 2010, we entered into the third installment of the Note and Warrant Purchase Agreement with the investor for $250,000. The promissory note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%. The promissory note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of the Company's common stock at a conversion price of $0.50 per share. In connection with the above mentioned promissory note, the investor also received warrants to purchase 250,000 shares of the Company's common stock at a purchase price of $1.00 per share. The warrants are exercisable immediately and expire five years from the date of the investment.

The assumptions used in the Black-Scholes option pricing model for the Warrants and Conversion Feature were as follows:

Risk-free interest rate	0.28% to 0.41%
Expected volatility of common stock	100.0%
Dividend yield	0.00%
Expected life of warrants and conversion feature	3 years
Weighted average warrants and conversion feature	$0.65 - $1.34

Alamo Energy Corp.
(An Exploration Stage Company)

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

Warrant Activity

A summary of warrant activity for the period from September 1, 2009 (inception) through April 30, 2010 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding September 1, 2009	-	-
Issued	1,064,905	$1.00
Exercised	-	-
Outstanding April 30, 2010	1,064,905	$1.00	4.8 years
Exercisable, April 30, 2010	1,064,905	$1.00	4.8 years

 Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	2,129,810
Warrants	1,064,905
Reserved shares at April 30, 2010	3,194,715

Alamo Energy Corp.
(An Exploration Stage Company)

Notes to the Financial Statements

7.         Commitments and Contingencies

Going Concern

The Company is in the exploration stage, has little revenue, and has incurred net losses of $502,262 since inception.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding.  The Company will also continue to borrow funds under the November 18, 2009 Note and Warrant Purchase Agreement. No assurances can be given that the Company will obtain to obtain sufficient working capital to sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Lease Obligations

At April 30, 2010, the Company does not have any leases.  The Company uses office space with a value of $500 per month that is contributed by the Company's CEO.

The Company also maintains an office in London, United Kingdom, where it occupy approximately 135 square feet of office space, in exchange for £2,200 + VAT per month on a month to month basis.

8.      Subsequent Events (Unaudited)

The following is a summary of subsequent events evaluated through July 27, 2010, the date these financial statements were issued.

On May 18, 2010, the Company entered into a Participation Agreement with Allied Energy, Inc. (Allied), pursuant to which the Company acquired a fifty percent (50%) working interest in certain oil and gas leases located on approximately 115 acres in Ritchie County, West Virginia. Allied is the operator of the project with full control of all operations. The Company paid the total drilling and completion costs of $153,500 to earn in the Well and Lease a before payout working interest of seventy percent (70%) and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of fifty percent (50%) and net revenue interest of 42.2% (50% x 84.4%).

On July 26, 2010, we entered into the fourth installment of the Note and Warrant Purchase Agreement with the investor for $175,000. The promissory note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%. The promissory note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of the Company's common stock at a conversion price of $0.50 per share. In connection with the above mentioned promissory note, the investor also received warrants to purchase 175,000 shares of the Company's common stock at a purchase price of $1.00 per share. The warrants are exercisable immediately and expire five years from the date of the investment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K, except as specified below.

On February 8, 2008, we dismissed HJ & Associates, LLC (“HJA”) as our principal accountant effective on such date, and we appointed Malone and Bailey PC (“Malone”) as our new principal accountant. HJA’s report on our financial statements for fiscal years 2006 and 2007 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern. The decision to change accountants was recommended and approved by our Board of Directors.

During fiscal years 2006 and 2007, and the subsequent interim period through February 8, 2008, the date of dismissal, there were no disagreements with HJA on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of HJA, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report, nor were there any reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

We engaged Malone as our new independent accountant, effective as of February 8, 2008, to audit our financial statements for the year ended April 30, 2008, and to perform procedures related to the financial statements included in our quarterly reports on Form 10-QSB and current reports on Form 8-K. During fiscal years 2006 and 2007, and the subsequent interim period through February 8, 2008, the date of dismissal, we nor anyone on our behalf engaged Malone regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-B.

On November 19, 2009, we dismissed Malone as our principal accountant effective on such date, and we appointed Mendoza Berger & Company, LLP (“Mendoza”) as our new principal accountant.  Malone’s report on our financial statements for fiscal years 2008 and 2009 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern.  The decision to change accountants was recommended and approved by our Board of Directors.

During fiscal years 2008 and 2009, and the subsequent interim period through November 19, 2009, there were no disagreements with Malone on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Malone, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report, nor were there any reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-K.

We engaged Mendoza as our new independent accountant as of November 19, 2009.  During fiscal years 2008 and 2009, and the subsequent interim period through November 19, 2009, we nor anyone on our behalf engaged Mendoza regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

O n January 29, 2010, we dismissed Mendoza as our principal accountant effective on such date. As disclosed in our Current Report on Form 8-K, which was filed with the Commission on November 24, 2009, we had previously dismissed Malone as our principal accountant effective on November 18, 2009. The reports of Malone on our financial statements for fiscal years 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, were not qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern. We engaged Quintanilla Accountancy Corporation (“Quintanilla”) as its new principal accountant effective as of January 29, 2010. The decision to dismiss Mendoza and engage Quintanilla was recommended and approved by our Board of Directors.

During the period from November 18, 2009, the date of appointment of Mendoza, through January 29, 2010, the date of dismissal of Mendoza, there were no disagreements with Mendoza on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Mendoza, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, nor were there any reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

We engaged Quintanilla as our new independent accountant as of January 29, 2010. During fiscal years 2009 and 2008, and the subsequent interim period through January 29, 2010, we nor anyone on our behalf engaged Quintanilla regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

On March 17, 2010, we dismissed Quintanilla as our principal accountant effective on such date. Quintanilla was our independent registered public accounting firm from January 29, 2010, the date of appointment, until March 17, 2010, the date of dismissal. We engaged Kelly & Company (“Kelly”) as our new principal accountant effective as of March 17, 2010. The decision to change accountants was recommended and approved by our Board of Directors.

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

On May 18, 2010, we dismissed Kelly as our principal accountant effective on such date.  Kelly was the independent registered public accounting firm for us from March 17, 2010, the date of appointment, until May 18, 2010, the date of dismissal. We engaged Q Accountancy Corporation (“QAC”) as our new principal accountant effective as of May 18, 2010. The decision to change accountants was recommended and approved by our Board of Directors.

From March 17, 2010, the date of appointment, until May 18, 2010, the date of dismissal, Kelly did not issue any reports on our financial statements and therefore there were no adverse opinions or a disclaimer of opinion, and there were no reports which were qualified or modified as to uncertainty, audit scope, or accounting principles.

From March 17, 2010, the date of appointment, until May 18, 2010, the date of dismissal, there were no disagreements with Kelly on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Kelly, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, nor were there any reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

We engaged QAC as our new independent accountant as of May 18, 2010.  During fiscal years 2009 and 2008, and the subsequent interim period through May 18, 2010, we nor anyone on our behalf engaged QAC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures performed as of April 30, 2010, the date of this report, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as described below under management's report on internal control over financial reporting.

Management's annual report on internal control over financial reporting.

Allan Millmaker, our Chief Executive Officer, and Philip Mann, our Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of April 30, 2010.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of April 30, 2010, our internal control over financial reporting is effective based on those criteria.

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended April 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officer and director.

Name	Age	Position
Allan Millmaker	57	Chief Executive Officer, President, Director
Philip Mann	24	Chief Financial Officer, Secretary, Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. The Our Bylaws specify that we shall have at least two and not more than seven directors. The number of directors may be increased or decreased from time to time by the Board of Directors.

Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Currently, directors receive no cash compensation for their service as directors. Biographical resumes of each officer and director are set forth below.

Allan Millmaker. Mr. Millmaker, our Chief Executive Officer, President and one of our directors, has over thirty years of experience in the oil and gas industry.  From 2005 to the present, Mr. Millmaker has worked as an independent project generator specializing in the development of quality oil and gas projects and oil service business ventures. From 2002 to 2005, Mr. Millmaker worked for Bluewater Offshore Production Systems (U.S.A.), Inc., one of Europe’s leading providers to the offshore oil industry, where he was responsible for operations in North and South America. From 1995 to 2001, Mr. Millmaker worked for Navion ASA as Senior Vice President for the Floating Production Business. His division was responsible for developing business for the Multipurpose Shuttle Tankers and establishing Navion as a Floating Production Storage and Offloading (FPSO) supplier. During his tenure, Navion won contracts for the Navion Munin FPSO, operating at the Lufeng 22-1 field in the South China Sea and the Berge Hugin FPSO, which is producing at the Pierce field in the UK sector of the North Sea. From 1991 to 1995, he acted as an independent consultant for Kerr McGee in the UK on the Gryphon project and later for Shell on the Troll and Draugen projects.

From 1979 to 1986, he worked for Mobil Exploration Norway Inc.’s engineering team, helping to bring the Statfjord “A” wells on-stream, and later became Offshore Production Supervisor. In 1983, he joined Mobil’s operations team where he was Operations Superintendent for the Statfjord “A” platform and in 1986, Platform Manager for Statfjord “B” platform.  When the operatorship of the Statfjord field was transferred to Statoil, Mr. Millmaker accepted the offer to continue with Statoil and from 1987 was seconded to Shell as Deputy Project Manager on the Troll Phase 1 Project. In 1989 he joined Shell as Operations Manager on the Northwest Shelf Gas Project in Western Australia.

From 1974 to 1979, Mr. Millmaker served as a production engineer for British Petroleum (BP) in Abu Dhabi, where he worked in the production and drilling departments. He obtained a first class honors B.Sc. degree in Production Engineering and Management at the University of Strathclyde, Glasgow in 1974. Mr. Millmaker is not an officer or director of any other reporting company.

Philip Mann. Mr. Mann is our Chief Financial Officer, Secretary and one of our directors. For the past five years, Mr. Mann has provided independent accounting and financial services, including preparing budgets, financial reports, tax and audit functions, to various private and public companies. He was awarded an International Baccalaureate Certificate from King William’s College, Isle of Man in 2004. Mr. Mann is not an officer or director of any other reporting company.

There are no family relationships among our directors or executive officers. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony.  Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors, officers and persons owning more than 10% of our common stock to file reports of ownership and changes of ownership with the SEC.  Based upon our review of the copies of such reports furnished to us, or representations from certain reporting persons that no other reports were required, we believe all applicable filing requirements were complied with during the fiscal year ended April 30, 2010.

Corporate Governance.

Code of Ethics.  We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Director Independence.   None of our directors are deemed independent. Our directors also hold positions as officers.

Nominating Committee.   Our entire Board of Directors participates in consideration of director nominees. The Board will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer.  The Board of Directors will also evaluate whether the candidates' skills and experience are complementary to the existing Board of Directors' skills and experience as well as the Board’s need for operational, management, financial, international, technological or other expertise. The Board of Directors will interview candidates that meet the criteria and then select nominees that the Board believes best suit our needs.

The Board of Directors will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, at 10497 Town and Country Way, Suite 310, Houston, Texas 77024. Submissions that are received that meet the criteria described above will be forwarded to the Board of Directors for further review and consideration. The Board of Directors will not evaluate candidates proposed by stockholders any differently than other candidates.  There have been no material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors.

Compensation Committee.   The Board of Directors has no compensation committee.

Audit Committee.  Presently, our Board of Directors acts as the audit committee. During the next six to twelve months, we hope to establish a formal audit committee, which will be responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the independent auditor and any outside advisors engaged by the audit committee. We will adopt an audit committee charter when we establish the audit committee.

Audit Committee Financial Expert.  We do not have a board member who is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Securities Act. . We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have not commenced operations, at the present time, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer during the year ending April 30, 2010.

Upon consummation of the Asset Purchase on November 18, 2009, our executive officers were reconstituted and none of our current executive officers had served as our executive officers during the year ended April 30, 2009.  The following table shows for the years ended April 30, 2009 and April 30, 2010, the compensation awarded to or paid to, or earned by all individuals who served as our executive officers.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Allan Millmaker, President, CEO	2010	$39,000	None	None	None	None	None	$12,800	$51,800
Philip Mann, CFO, Secretary	2010	$25,500	None	None	None	None	None	$8,000	$33,500
Sandy McDougall, former officer	2010	None	None	None	None	None	None	None	None
Sandy McDougall, former officer	2009	None	None	None	None	None	None	None	None

Employment Contracts and Termination of Employment. On November 19, 2009, we entered into an executive employment agreement with Allan Millmaker (“Millmaker Agreement”).  Under the terms of the Millmaker Agreement, Mr. Millmaker has agreed to serve as our President and Chief Executive Officer for a period of three years.  The Millmaker Agreement provides for an initial base salary of $6,000 per month. The base salary amount shall increase by $1,000 after the last day of each of our fiscal quarters during the first fiscal year of the Millmaker Agreement.  Mr. Millmaker is also eligible to participate in benefit and incentive programs we may offer. This brief description of the Millmaker Agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the Millmaker Agreement as attached in Exhibit 10.1 to our Report on Form 8-K filed on November 24, 2009.

On November 19, 2009, we entered into an executive employment agreement with Philip Mann (“Mann Agreement”).  Under the terms of the Mann Agreement, Mr. Mann has agreed to serve as our Chief Financial Officer and Secretary for a period of three years.  The Mann Agreement provides for an initial base salary of $4,000 per month. The base salary amount shall increase by $500 after the last day of each of our fiscal quarters during the first fiscal year of the Mann Agreement.  Mr. Mann is also eligible to participate in benefit and incentive programs we may offer. This brief description of the Mann Agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the Mann Agreement as attached in Exhibit 10.2 to our Report on Form 8-K filed on November 24, 2009.

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors.  As of April 30, 2010, our directors are not paid any compensation for their service as directors. They are nevertheless reimbursed for their reasonable expenses incurred upon presentation of the appropriate documentary evidence.

Outstanding Equity Awards at Fiscal Year-end. As of April 30, 2010, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Allan Millmaker, President, CEO	0	0	0	0	0	0	0	0	0
Philip Mann, CFO, Secretary	0	0	0	0	0	0	0	0	0
Sandy McDougall Former officer	0	0	0	0	0	0	0	0	0

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation on March 29, 2006.

Long-Term Incentive Plans. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation. Our directors received the following compensation for their service as directors during our latest fiscal year ended April 30, 2010:

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Allan Millmaker	0	0	0	0	0	0	0
Philip Mann	0	0	0	0	0	0	0
Sandy McDougal	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 30, 2010, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Name and Address of Owner	Title Of Class	Amount of Shares Owned(1) And Nature Of Beneficial Owner	Percentage of Class (4)

Allan Millmaker 10497 Town and Country Way, Suite 310 Houston, Texas 77024	Common Stock	7,000,020 Shares (1) Chief Executive Officer, President, Director	14.38%

Philip Mann 10497 Town and Country Way, Suite 310 Houston, Texas 77024	Common Stock	3,000,000 Shares (2) Chief Financial Officer, Secretary, Director	6.16%

Alamo Oil Limited (3) 5 Spinnaker Close Hedon Hull, United Kingdom HU12 8RE101	Common Stock	10,500,000 Shares Beneficial Owner	21.58%

All Executive Officers and Directors as a Group (2 persons)	Common Stock	10,000,020 Shares	20.89%

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this report are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(1)	Includes 3,500,010 shares which are subject to the Vesting Agreement dated November 19, 2009.
(2)	Includes 1,500,000 shares which are subject to the Vesting Agreement dated November 19, 2009.
(3)	Michael Stott holds voting and dispositive power over the shares of Alamo Oil Limited.
(4)	Percentage of beneficial ownership of our common stock is based on 48,668,520 shares of common stock outstanding as of the date of the table.

Changes in Control.  Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Employment Agreements. On November 19, 2009, we entered into an executive employment agreement with Allan Millmaker, our Chief Executive Officer, President and a director (“Millmaker Agreement”).  Under the terms of the Millmaker Agreement, Mr. Millmaker has agreed to serve as our President and Chief Executive Officer for a period of three years.  The Millmaker Agreement provides for an initial base salary of $6,000 per month. The base salary amount shall increase by $1,000 after the last day of each of our fiscal quarters during the first fiscal year of the Millmaker Agreement.  Mr. Millmaker is also eligible to participate in benefit and incentive programs we may offer. This brief description of the Millmaker Agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the Millmaker Agreement as attached in Exhibit 10.1 to our Report on Form 8-K filed on November 24, 2009.

On November 19, 2009, we entered into an executive employment agreement with Philip Mann (“Mann Agreement”).  Under the terms of the Mann Agreement, Mr. Mann has agreed to serve as our Chief Financial Officer and Secretary for a period of three years.  The Mann Agreement provides for an initial base salary of $4,000 per month. The base salary amount shall increase by $500 after the last day of each of our fiscal quarters during the first fiscal year of the Mann Agreement.  Mr. Mann is also eligible to participate in benefit and incentive programs we may offer. This brief description of the Mann Agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the Mann Agreement as attached in Exhibit 10.2 filed with our Report on Form 8-K filed on November 24, 2009.

Lock-Up Agreements.  We entered into lock-up agreements (“Lock-Up Agreements”) with each of our officers and directors pursuant to which such holders are not permitted to dispose of any of their securities in the Company for a period of one year.   This brief description of the Lock-Up Agreements is not intended to be complete and is qualified in its entirety by reference to the full text of the Lock-Up Agreements as attached in Exhibit 10.3 and 10.4 to our Report on Form 8-K filed on November 24, 2009.

Vesting Agreements. We entered into vesting agreements (“Vesting Agreements”) with each of our officers and directors pursuant to which such holders’ shares are subject to vesting based on milestones being completed by each of our of officers and directors.  This brief description of the Lock-Up Agreements is not intended to be complete and is qualified in its entirety by reference to the full text of the Vesting Agreements as attached in Exhibit 10.5 and 10.6 to our Report on Form 8-K filed on November 24, 2009.

Office Space.  Our executive offices are located at 10497 Town and Country Way, Suite 310, Houston, Texas 77024, where we occupy approximately 305 square feet of office. We sublease our offices from Allan Millmaker, our Chief Executive Officer, President and a director, in exchange for $500 per month on a month to month basis.

Other Transactions.  Upon the closing of the Asset Purchase, Sandy McDougall, a director and former officer of Green Irons agreed to cancel 4,616,666 shares of our common stock that he owned, in exchange for $61,073.00. Mr. McDougall also agreed to forgive any debt due to him by the Company. The Repurchase Agreement is attached as Exhibit 10.7 to our Report on Form 8-K filed on November 24, 2009.

As of April 30, 2008, we had notes payable to a former officer, Andrew Couvell, totaling $34,413.  During May 2008, we repaid Mr. Couvell $20,000, leaving a balance of $14,413 at April 30, 2009.  Mr. Couvell agreed to forgive the remaining portion of those notes pursuant a release that he executed on November 18, 2009.

As of April 30, 2009, we had a note payable to our sole officer and director, Sandy McDougall, totaling $7,100. The notes were unsecured, due upon demand and have been imputing interest at the rate of 10% per annum.  For the years ended April 30, 2009 and 2008, the former officer and the director elected to contribute all of the $1,672 and $3,441, respectively, of imputed interest to additional paid in capital. Mr. McDougall agreed to forgive the remaining portion of that note pursuant to the Repurchase Agreement and a release that he executed on November 18, 2009.

For the years ended April 30, 2009 and 2008, Mr. Sandy McDougall, our sole officer and director, contributed $4,808 and $4,808, respectively, of accrued salary to capital, which represents an annual salary based on 200 hours worked per year at $50,000 per year.

Director Independence. We do not have any independent directors.  The determination of independence of directors has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

With regard to any future related party transactions, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

• disclose such transactions in prospectuses where required;
• disclose in any and all filings with the Securities and Exchange Commission, where required;
• obtain disinterested directors consent; and
• obtain shareholder consent where required.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended April 30, 2010 and 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $25,488 and $7,500, respectively.

Audit-Related Fees. For each of the fiscal years ended April 30, 2010 and 2009, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For each of the fiscal years ended April 30, 2010 and 2009, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0 and $0, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description

2.1	Asset Purchase and Sale Agreement by and among Green Irons Holdings Corp. and Alamo Oil Limited, dated November 18, 2009, Incorporated by reference to our Report on Form 8-K filed on November 24, 2009
2.2	Agreement and Plan of Merger between Green Irons Holdings Corp. and Alamo Energy Corp., dated November 18, 2009, Incorporated by reference to our Report on Form 8-K filed on November 24, 2009
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Green Irons’ Registration Statement on Form SB-2 filed on June 22, 2006
3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of Green Irons’ Registration Statement on Form SB-2 filed on June 22, 2006
3.3	Articles of Merger between Green Irons Holdings Corp. and Alamo Energy Corp., incorporated by reference to our Report on Form 8-K filed on November 24, 2009
4.1	Form of Registration Rights Agreement, incorporated by reference to our Report on Form 8-K filed on November 24, 2009
10.1	Employment Agreement with Allan Millmaker, dated as of November 19, 2009, incorporated by reference to our Report on Form 8-K filed on November 24, 2009
10.2	Employment Agreement with Philip Mann, dated as of November 19, 2009, incorporated by reference to our Report on Form 8-K filed on November 24, 2009
10.3	Stock Vesting Agreement with Allan Millmaker, dated as of November 19, 2009, incorporated by reference to our Report on Form 8-K filed on November 24, 2009
10.4	Stock Vesting Agreement with Philip Mann, dated as of November 19, 2009, incorporated by reference to our Report on Form 8-K filed on November 24, 2009
10.5	Lock-Up Agreement with Allan Millmaker, dated as of November 19, 2009, incorporated by reference to our Report on Form 8-K filed on November 24, 2009
10.6	Lock-Up Agreement with Philip Mann, dated as of November 19, 2009, incorporated by reference to our Report on Form 8-K filed on November 24, 2009
10.7
Stock Repurchase and Debt Forgiveness Agreement, by and between the Company and Sandy McDougall, dated as of November 18, 2009, incorporated by reference to our Report on Form 8-K filed on November 24, 2009

10.8	Form of Note and Warrant Purchase Agreement , incorporated by reference to our Report on Form 8-K filed on November 24, 2009
10.9	Form of Convertible Promissory Note , incorporated by reference to our Report on Form 8-K filed on November 24, 2009
10.10	Form of Warrant Agreement , incorporated by reference to our Report on Form 8-K filed on November 24, 2009
10.11	Form of Security Agreement, incorporated by reference to our Report on Form 8-K filed on November 24, 2009
10.12	Letter Agreement with Aimwell Energy Limited, dated as of January 11, 2010, incorporated by reference to our Report on Form 8-K filed on January 14, 2010
10.13	Form of Senior Secured Convertible Promissory Note, incorporated by reference to our Report on Form 8-K filed on February 9, 2010
10.14	Form of Warrants, incorporated by reference to our Report on Form 8-K filed on February 9, 2010
10.15	Form of Amended and Restated Security Agreement, incorporated by reference to our Report on Form 8-K filed on February 9, 2010
10.16	Operating Agreement with Boardman Energy Partners LLC., incorporated by reference to our Report on Form 8-K filed on March 10, 2010
10.17	Addendum to Operating Agreement with Boardman Energy Partners LLC., incorporated by reference to our Report on Form 8-K filed on March 10, 2010
10.18	Subscription and Customer Agreement with Third Coast Energy & Development LLC, incorporated by reference to our Report on Form 8-K filed on March 10, 2010
10.19	Form of Senior Secured Convertible Promissory Note, incorporated by reference to our Report on Form 8-K filed on March 10, 2010
10.20	Form of Warrants, incorporated by reference to our Report on Form 8-K filed on March 10, 2010
10.21	Form of Senior Secured Convertible Promissory Note, incorporated by reference to our Report on Form 8-K filed on March 30, 2010
10.22	Form of Warrants, incorporated by reference to our Report on Form 8-K filed on March 30, 2010
10.23	Form of Senior Secured Convertible Promissory Note, incorporated by reference to our Report on Form 8-K filed on April 21, 2010
10.24	10.2 Form of Warrants, incorporated by reference to our Report on Form 8-K filed on April 21, 2010
10.25	Participation Agreement with WEJCO Inc. incorporated by reference to our Report on Form 8-K filed on April 21, 2010
10.26	Participation Agreement with Allied Energy, Inc. incorporated by reference to our Report on Form 8-K filed on May 20, 2010
10.27	Form of Senior Secured Convertible Promissory Note, incorporated by reference to our Report on Form 8-K filed on April 21, 2010
10.28	Form of Warrants, incorporated by reference to our Report on Form 8-K filed on April 21, 2010
14.1	Code of Ethics, incorporated by reference to our Annual Report on Form 10-KSB filed on August 14, 2007.
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alamo Energy Corp.
a Nevada corporation

August 4, 2010	By:	/s/ Allan Millmaker
Allan Millmaker
	Its:	Chief Executive Officer, President, and a director
(Principal Executive Officer)

August 4, 2010	By:	/s/ Philip Mann
Philip Mann
	Its:	Chief Financial Officer, Secretary and a director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Allan Millmaker	August 4, 2010
Allan Millmaker
Its:	CEO, President, and a director
(Principal Executive Officer)

By:	/s/ Philip Mann	August 4, 2010
Philip Mann
Its:	CFO, Secretary, and a director
(Principal Financial and Accounting Officer)