Form 10-Q
period 2010-07-31
Alamo Energy Corp.
filed 2010-09-20
CIK 1360334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

❒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-52687

Alamo Energy Corp.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	98-0489669 (IRS Employer Identification No.)

10497 Town and Country Way, Suite 820, Houston, Texas 77024
(Address of principal executive offices) (Zip Code)

(832) 436-1832
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ❒Yes  ❒No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ❒Yes ❒No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	❒		Accelerated filer	❒
Non-accelerated filer	❒	(Do not check if a smaller reporting company)	Smaller reporting company	❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ❒Yes  ❒No

As of September 15, 2010, there were 48,668,520 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALAMO ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS

	July 31, 2010 Unaudited	April 30, 2010
Current assets
Cash	$157,066	$285,458
Accounts receivable	-	18,034
Prepaid expenses	20,212	8,084

Total current assets	177,278	311,576

Oil and gas properties	865,103	643,329
Total assets	$1,042,381	$954,905

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$56,139	$58,625
Accrued interest	40,542	18,723

Total current liabilities	96,681	77,348

Senior secured convertible promissory notes, net of discount of $933,040 and $808,956 respectively	306,865	255,949

Total liabilities	403,546	333,297

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 975,000,000 shares authorized, 48,668,520 and 48,668,520 issued and outstanding, respectively	48,669	48,669
Additional paid-in capital	1,251,251	1,075,201
Deficit accumulated during the exploration stage	(661,085)	(502,262)

Total stockholders’ equity (deficit)	638,835	621,608

Total liabilities and stockholders’ equity (deficit)	$1,042,381	$954,905

See accompanying notes to financial statements.

ALAMO ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2010 AND
FOR THE PERIOD OF INCEPTION (SEPTEMBER 1, 2009) THROUGH JULY 31, 2010
(UNAUDITED)

	Three Months Ended July 31, 2010	Inception (September 1, 2009) through July 31, 2010
Oil and gas sales	$11,361	$76,792

Cost of oil and gas sales	4,090	27,667

Gross profit (loss)	7,271	49,125

Operating expenses:
Wage related expenses	40,836	114,604
Professional fees	31,567	265,430
General and administrative	20,957	146,695
Total operating expenses	93,360	526,729

Loss from operations	(86,089)	(477,604)

Other income (expense):
Interest expense	(21,818)	(40,586)
Interest expense, debt discount amortization	(50,916)	(142,895)
Other income (expense), net	(72,734)	(183,481)

Net loss before provision for income taxes	(158,823)	(661,085)

Provision for income taxes	-	-

Net loss	$(158,823)	$(661,085)
Weighted average shares outstanding- basic and diluted	48,668,520	37,268,686

Net loss per share – basic and diluted	$(0.00)	$(0.02)

See accompanying notes to financial statements.

ALAMO ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD OF INCEPTION (SEPTEMBER 1, 2009) THROUGH JULY 31, 2010
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, September 1, 2009	176,668,500	$176,669	$(176,669)	$-	$-

Shares issued for oil and gas properties	10,500,000	10,500	289,500	-	300,000

Shares issued for cash and assumption of liabilities	138,499,980	138,500	58,635	-	(79,865)

Discount on convertible notes payable	-	-	900,935	-	900,935

Contribution of facilities rent – related party	-	-	2,800	-	2,800

Net (loss)	-	-	-	(502,262)	(502,262)

Balance, April 30, 2010	48,668,520	$48,669	$1,075,201	$(502,262)	$621,608

Discount on convertible notes payable	-	-	175,000	-	175,000

Contribution of facilities rent – related party	-	-	1,050	-	1,050

Net (loss)	-	-	-	(158,823)	(158,823)

Balance, July 31, 2010	48,668,520	$48,669	$1,251,251	$(661,085)	$638,835

See accompanying notes to financial statements.

ALAMO ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2010 AND
FOR THE PERIOD OF INCEPTION (SEPTEMBER 1, 2009) THROUGH JULY 31, 2010
(UNAUDITED)

	For the Three Months Ended July 31, 2010	For the Period from Inception (September 1, 2009) through July 31, 2010
Cash flows from operating activities
Net loss	$(158,823)	$(661,085)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,050	3,850
Accretion of debt discount	50,916	142,895
Changes in operating assets and liabilities
Decrease in accounts receivable	18,034	-
(Increase) in prepaid expenses	(12,128)	(20,212)
(Decrease) increase in accounts payable	(2,485)	(23,726)
Increase in accrued interest	21,818	40,542

Net cash used in operating activities	(81,618)	(517,736)

Cash flows from investing activities
Purchase of oil and gas properties	(221,774)	(565,103)

Net cash used by investing activities	(221,774)	(565,103)

Cash flows from financing activities
Proceeds from convertible promissory notes	175,000	1,239,905

Net cash provided by financing activities	175,000	1,239,905

Net increase (decrease) in cash	(128,392)	157,066

Cash, beginning of period	285,458	-

Cash, end of period	$157,066	$157,066

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-

Interest paid	$-	$-

Shares issued for oil and gas properties	$-	$300,000

See accompanying notes to financial statements.

Alamo Energy Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
Unaudited

1.         Nature of Operations and Basis of Presentation

Nature of Operations

Alamo Energy Corp. is an early stage oil and gas company focused on exploration and production of oil and natural gas.

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

In addition, on the Closing Date, the Company acquired various oil and gas property rights in Texas valued at $300,000 in exchange for 10,500,000 (350,000 pre-split) shares of the Company’s common stock.  Effective November 19, 2009, the Company effectuated a thirty-for-one split (the Stock Split) of the authorized number of shares of its common stock and all of its then-issued and outstanding common stock, par value $0.001 per share.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company's audited financial statements as of April 30, 2010.

Exploration Stage

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars.  The Company has not produced significant revenues from its principal business and is in the exploration stage company as defined by ASC 915, Development Stage Entities.

The Company is engaged in the acquisition, exploration, development and producing of oil and gas properties.  As of July 31, 2010, the Company owns a 75% working interest in oil and gas properties in Frio County, Texas, a 16% working interest in certain oil and gas leases in Adair County, Kentucky, a 50% working interest in certain leases in Ritchie County, West Virginia, and farm-in and participation rights agreements in onshore oil and gas properties in the UK.

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

As discussed in Note 6, the accompanying financial statements have been prepared assuming the Company will continue as a going concern.

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. Accounts are guaranteed by Federal Deposit Insurance Corporation (FDIC) up to $250,000. At July 31, 2010, the Company had no deposits in excess of the FDIC insured limits. The Company has not experienced any losses in such accounts.

The Company collects its receivables on its working interests in oil and gas properties from the well operators. As such, the Company generally has relatively few customers. These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary. Bad debt is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable. There has been no bad debt expense for the period ended July 31, 2010.

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

Recent Accounting Pronouncements

In May 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

3.         Oil and Gas Properties

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

In May 2010, the Company entered into a participation agreement with Allied Energy, Inc. (“Allied”), pursuant to which the Company acquired an undivided 50% working interest in the Florence Valentine Lease and a working interest and net revenue interest in the Valentine #1 re-entry well.  This well is located on approximately 115 acres in Ritchie County, West Virginia within the Burning Springs Anticline.  Allied is the operator of the project with full control of all operations.  The Company paid the total drilling and completion costs of $153,500 to earn in the Valentine #1 re-entry well and the Florence Valentine lease a before payout working interest of 70% and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of 50% and net revenue interest of 42.2% (50% x 84.4%).

4.         Senior Secured Convertible Promissory Note and Warrants

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

On February 5, 2010, the Company entered into the second installment of the Note and Warrant Purchase Agreement with the investor for $80,000. The promissory note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%. The promissory note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.50 per share. In connection with the above mentioned promissory note, the investor also received warrants to purchase 80,000 shares of the Company's common stock at a purchase price of $1.00 per share. The warrants are exercisable immediately and expire five years from the date of the investment.

 On March 4, 2010, we entered into the fourth installment of the Note and Warrant Purchase Agreement with the investor for $300,000. The promissory note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%. The promissory note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of the Company's common stock at a conversion price of $0.50 per share. In connection with the above mentioned promissory note, the investor also received warrants to purchase 300,000 shares of the Company's common stock at a purchase price of $1.00 per share. The warrants are exercisable immediately and expire five years from the date of the investment.

 On March 25, 2010, we entered into the fifth installment of the Note and Warrant Purchase Agreement with the investor for $100,000. The promissory note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%. The promissory note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of the Company's common stock at a conversion price of $0.50 per share. In connection with the above mentioned promissory note, the investor also received warrants to purchase 100,000 shares of the Company's common stock at a purchase price of $1.00 per share. The warrants are exercisable immediately and expire five years from the date of the investment.

 On April 15, 2010, we entered into the sixth installment of the Note and Warrant Purchase Agreement with the investor for $250,000. The promissory note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%. The promissory note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of the Company's common stock at a conversion price of $0.50 per share. In connection with the above mentioned promissory note, the investor also received warrants to purchase 250,000 shares of the Company's common stock at a purchase price of $1.00 per share. The warrants are exercisable immediately and expire five years from the date of the investment.

 On July 22, 2010, we entered into the seventh installment of the Note and Warrant Purchase Agreement with the investor for $175,000. The promissory note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%. The promissory note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of the Company's common stock at a conversion price of $0.50 per share. In connection with the above mentioned promissory note, the investor also received warrants to purchase 175,000 shares of the Company's common stock at a purchase price of $1.00 per share. The warrants are exercisable immediately and expire five years from the date of the investment.

The assumptions used in the Black-Scholes option pricing model for the Warrants and Conversion Feature were as follows:

Risk-free interest rate	0.25% to 0.41%
Expected volatility of common stock	100.0%
Dividend yield	0.00%
Expected life of warrants and conversion feature	5 years
Weighted average warrants and conversion feature	$0.65 - $1.34

5.         Equity

Warrant Activity

A summary of warrant activity for the period from September 1, 2009 (inception) through July 31, 2010 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding September 1, 2009	-	-
Issued	1,239,905	$1.00
Exercised	-	-
Outstanding July 31, 2010	1,239,905	$1.00	4.6 years
Exercisable, July 31, 2010	1,239,905	$1.00	4.6 years

 Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	2,560,894
Warrants	1,239,905
Reserved shares at July 31, 2010	3,800,799

6.         Commitments and Contingencies

Going Concern

The Company is in the exploration stage, has little revenue, and has incurred net losses of $661,085 since inception.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding.  The Company will also continue to borrow funds under the November 18, 2009 Note and Warrant Purchase Agreement. No assurances can be given that the Company will obtain to obtain sufficient working capital to sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Lease Obligations

At July 31, 2010, the Company does not have any leases.  The Company uses office space with a value of $500 per month that is contributed by the Company's CEO.

The Company also maintains an office in London, United Kingdom, where it occupy approximately 135 square feet of office space, in exchange for £2,200 + VAT per month on a month to month basis.

7.      Subsequent Events

Participation Agreement with Allied Energy, Inc.

On August 4, 2010, The Company entered into a Participation Agreement (the “Agreement”) with Allied Energy, Inc. (“Allied”), which the Company acquired an undivided fifty percent (50%) working interest in the M. Dillon Lease (the “Lease”) and a working interest and net revenue interest in the Dillon #1 re-entry well (“Well”). The Well is located on approximately 204 acres in Pleasants County, West Virginia. Allied is the operator of the project with full control of all operations. The Company paid the total drilling and completion costs of $179,125 to earn in the Well and Lease a before payout working interest of seventy percent (70%) and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of fifty percent (50%) and net revenue interest of 42.2% (50% x 84.4%).  The Agreement also provides that the Company shall have the option to participate in the re-entry of sixteen additional wells owned by Allied in West Virginia.

Note and Warrants

On August 12, 2010, the Company entered into a senior secured convertible promissory note with Eurasian Capital Partners Limited (“Eurasian”) in exchange for $25,000 (“Note”).  The Note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The Note has an optional conversion feature by which Eurasian can convert the principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.50 per share. In connection with the Note, Eurasian also received warrants to purchase twenty five thousand (25,000) shares of the Company’s common stock at a purchase price of $1.00 per share (“Warrants”). The Warrants expire five years from the date of the investment.

On August 18, 2010, the Company entered into a senior secured convertible promissory note with Eurasian Capital Partners Limited (“Eurasian”) in exchange for $150,000 (“Note”).  The Note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The Note has an optional conversion feature by which Eurasian can convert the principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.50 per share. In connection with the Note, Eurasian also received warrants to purchase one hundred fifty thousand (150,000) shares of the Company’s common stock at a purchase price of $1.00 per share (“Warrants”). The Warrants expire five years from the date of the investment.

On September 7, 2010, The Company borrowed an additional $70,000 from Eurasian Capital Partners Limited (“Eurasian”) pursuant to the original $2,000,000 Note and Warrant Purchase Agreement with Eurasian entered into in November 2009. The Company issued a senior secured convertible promissory note to Eurasian in the amount of $70,000 (“Note”).  The Note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The Note has an optional conversion feature by which Eurasian can convert the principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.50 per share. In connection with the Note, Eurasian also received warrants to purchase seventy thousand (70,000) shares of the Company’s common stock at a purchase price of $1.00 per share (“Warrants”). The Warrants expire five years from the date of the investment.

Subscription Agreement for Oil and Gas Properties

On September 3, 2010, the Company entered into a Subscription Agreement (the “Agreement”) with Berry Resources, Inc. (“Berry”), to purchase 6.5 units of the Berry Prospect #22-A, which includes two (2) wells to be drilled in North Central, Pickett County, Tennessee, in exchange for the Company’s cash payment of $97,500.  Each unit is equal to approximately 3.33% working interest or approximately 2.33% net revenue interest in each of the two (2) wells to be drilled in North Central, Pickett County, Tennessee.  The Agreement also provides for Berry and the Company to enter into an operating agreement whereby Berry will be designated the operator of the well.

Item 2.   Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements.

This Quarterly Report of Alamo Energy Corp. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Any of the factors described above, elsewhere in this report or in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2010 filed with the SEC on August 4, 2010, could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Critical Accounting Policy and Estimates.  Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended July 31, 2010.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended July 31, 2010, together with notes thereto.

Overview.  We were incorporated in the State of Nevada on March 29, 2006 as Green Irons Holdings Corp. to conduct a business in the golfing industry.  On November 18, 2009, we completed the purchase of certain oil and gas assets (the “Asset Purchase Transaction”) contemplated by an Asset Purchase and Sale Agreement with Alamo Oil Limited, a United Kingdom corporation (“Alamo Oil”).  The Asset Purchase Transaction was deemed to be a reverse acquisition, where we (the legal acquirer) are considered the accounting acquiree and Alamo Oil (the legal acquiree) is considered the accounting acquirer.  We are deemed a continuation of the business of Alamo Oil, and the historical financial statements of Alamo Oil became our historical financial statements.

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

Recent Developments.

Valentine Agreement. In May 2010, we entered into a participation agreement with Allied Energy, Inc. (“Allied”), pursuant to which we acquired an undivided 50% working interest in the Florence Valentine Lease and a working interest and net revenue interest in the Valentine #1 re-entry well.  This well is located on approximately 115 acres in Ritchie County, West Virginia within the Burning Springs Anticline.  Allied is the operator of the project with full control of all operations.  We paid the total drilling and completion costs of $153,500 to earn in the Valentine #1 re-entry well and the Florence Valentine lease a before payout working interest of 70% and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of 50% and net revenue interest of 42.2% (50% x 84.4%).  This brief description of the participation agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the agreement as attached in Exhibit 10.1 to our Current Report on Form 8-K filed on May 20, 2010.

Dillon Agreement. On August 4, 2010, we entered into another participation agreement with Allied, which we acquired an undivided fifty percent (50%) working interest in the M. Dillon Lease and a working interest and net revenue interest in the Dillon #1 re-entry well.  The well is located on approximately 204 acres in Pleasants County, West Virginia.  Allied is the operator of the project with full control of all operations.  We paid the total drilling and completion costs of $179,125 to earn in the well and the lease a before payout working interest of seventy percent (70%) and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of fifty percent (50%) and net revenue interest of 42.2% (50% x 84.4%).  The participation agreement also provides that we shall have the option to participate in the re-entry of sixteen additional wells owned by Allied in West Virginia.  This brief description of the participation agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the participation agreement as attached in Exhibit 10.1 to our Current Report on Form 8-K filed on August 5, 2010.

Berry Agreement. On September 3, 2010, we entered into a Subscription Agreement (the “Sub Agreement”) with Berry Resources, Inc. (“Berry”), to purchase 6.5 units of the Berry Prospect #22-A, which includes two (2) wells to be drilled in North Central, Pickett County, Tennessee, in exchange for our cash payment of $97,500.  Each unit is equal to approximately 3.33% working interest or approximately 2.33% net revenue interest in each of the two (2) wells to be drilled in North Central, Pickett County, Tennessee.  The Sub Agreement also provides for Berry and us to enter into an operating agreement whereby Berry will be designated the operator of the well.  This brief description of the Sub Agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the Sub Agreement, which is attached as Exhibit 10.1 to our Current Report on Form 8-K filed on September 9, 2010.

For the three months ended July 31, 2010.

Results of Operations.

Revenues.  We had oil and gas sales of $11,361 for the three months ended July 31, 2010.  Those revenues were generated from our interest in the Lozano lease in Texas. We had expected to generate greater revenues from the Lozano lease. However, multiple wells required maintenance resulting in significant production downtime and decreased lease revenues for the three month period ended July 31, 2010. We are currently evaluating several options including change of operator to improve the lower than expected production figures. We expect that lease revenues from the Lozano lease will continue with slow decline for the foreseeable future.  Our cost of oil and gas sales was $4,090, resulting in gross profit of $7,271.

To implement our business plan during the next twelve months, we need to generate increased revenues from the Lozano lease and other interests.  Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues.  If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses.  For the three months ended July 31, 2010, our total operating expenses were $93,360, which is comprised of wage related expenses of $40,836, professional fees of $31,567 and general and administrative expenses of $20,957.

We expect that our future monthly operating expenses for 2010 will be similar to our current expense levels, plus additional direct costs relating to newly acquired interests.  We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Operating Loss.   For the three months ended July 31, 2010, our total loss from operations was $86,089. We expect that we will continue to generate operating losses for the foreseeable future.

Other Expenses.  For the three months ended July 31, 2010, our total other expenses were $72,734, which was comprised of interest expense of $21,818 and debt discount amortization of $50,916.  The total other expenses is attributed to the interest expense and debt discount which resulted from the senior secured convertible promissory note financing.

Net Loss.  For the three months ended July 31, 2010, our net loss was $158,823.  We hope to generate additional revenues from our projects to cover out operating costs, which will reduce our net loss if future.  We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources.  We had cash of $157,066, accounts receivable of $0 and prepaid expense of $20,212 as of July 31, 2010, making our total current assets $177,278.  We also had $865,103 in other assets, which consists of oil and gas properties.  Therefore, our total assets as of that date were $1,042,381. Our total liabilities were $403,546 as of July 31, 2010.  This was comprised of total current liabilities of $96,681, represented by accounts payable and accrued expenses of $56,139 and accrued interest of $40,542.  We had total long-term liabilities of $306,865, represented by a senior secured convertible promissory note, net of discount of $933,040.  We had no other liabilities and no long term commitments or contingencies as of July 31, 2010.

On November 18, 2009, we entered into a Note and Warrant Purchase Agreement (“Financing Agreement”) with one investor whereby the investor agreed to lend up to $2,000,000 to us in multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $0.50 per share and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share in the amount of each installment.  The notes are due on November 18, 2012, or upon default, whichever is earlier, and bear interest at the annual rate of 8%.  The first installment of $334,905 was delivered on November 18, 2009, and we issued 334,905 warrants to the investor in connection with the first installment.  The agreement provides that the investor will lend additional installments to us in amounts as requested by us; provided however, that we provide the proposed use of proceeds for each requested amount.

On February 5, 2010, we entered into a senior secured convertible promissory note with that investor in exchange for $80,000 pursuant to the Financing Agreement.  The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The note has an optional conversion feature by which this lender can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. In connection with the note, this investor also received warrants to purchase 80,000 shares of our common stock at a purchase price of $1.00 per share. These warrants expire five years from the date of the investment.

On March 4, 2010, we entered into a senior secured convertible promissory note with that investor in exchange for $300,000 pursuant to the Financing Agreement. The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%. The note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. In connection with the note, the investor also received warrants to purchase 300,000 shares of our common stock at a purchase price of $1.00 per share. The warrants expire five years from the date of the investment.

On March 25, 2010, we entered into a senior secured convertible promissory note with the investor in exchange for $100,000 pursuant to the Financing Agreement.  The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The note has an optional conversion feature by which this lender can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share.  In connection with the note, this investor also received warrants to purchase 100,000 shares our common stock at a purchase price of $1.00 per share.  These warrants expire five years from the date of the investment.

On April 15, 2010, we entered into a senior secured convertible promissory note with the investor in exchange for $250,000 pursuant to the Financing Agreement.  The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%. The note has an optional conversion feature by which this lender can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share.  In connection with the note, the investor also received warrants to purchase 250,000 shares of our common stock at a purchase price of $1.00 per share. These warrants expire five years from the date of the investment.

 On July 22, 2010, we entered into a senior secured convertible promissory note with the investor in exchange for $175,000 pursuant to the Financing Agreement. The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The note has an optional conversion feature by which this lender can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share.  In connection with the note, the investor also received warrants to purchase 175,000 shares of our common stock at a purchase price of $1.00 per share. The warrants expire five years from the date of the investment.

On August 12, 2010, we entered into a senior secured convertible promissory note with the investor in exchange for $25,000 pursuant to the Financing Agreement.  The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The note has an optional conversion feature by which this lender can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share.  In connection with the note, the investor also received warrants to purchase 25,000 shares of our common stock at a purchase price of $1.00 per share. The warrants expire five years from the date of the investment.

On August 18, 2010, we entered into a senior secured convertible promissory note with the investor in exchange for $150,000 pursuant to the Financing Agreement.  The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The note has an optional conversion feature by which this lender can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share.  In connection with the note, the investor also received warrants to purchase 150,000 shares of our common stock at a purchase price of $1.00 per share. The warrants expire five years from the date of the investment.

On September 7, 2010, we entered into a senior secured convertible promissory note with the investor in exchange for $70,000 pursuant to the Financing Agreement. The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The note has an optional conversion feature by which this lender can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share.  In connection with the note, the investor also received warrants to purchase 70,000 shares of our common stock at a purchase price of $1.00 per share. The warrants expire five years from the date of the investment.

As of July 31, 2010, we had cash of $157,066. We estimate that our cash on hand will not be sufficient for us to continue and expand our current operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. In addition to generating revenues from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably.

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

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our continued operations.

During the next twelve months, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Not applicable.

Item 4T.  Controls and Procedures

Evaluation of disclosure controls and procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the   it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based upon the evaluation of those controls and procedures performed as of July 31, 2010, the date of this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alamo Energy Corp., a Nevada corporation

September 20, 2010	By:	/s/ Allan Millmaker
	Its:	Allan Millmaker Chief Executive Officer, President, Director (Principal Executive Officer)

September 20, 2010	By:	/s/ Philip Mann
	Its:	Philip Mann Chief Financial Officer, Secretary, Director (Principal Financial and Accounting Officer)