Form 10-Q
period 2010-10-31
Alamo Energy Corp.
filed 2010-12-20
CIK 1360334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-52687

Alamo Energy Corp.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0489669 (IRS Employer Identification No.)

10497 Town and Country Way, Suite 820, Houston, Texas 77024
(Address of principal executive offices) (Zip Code)

(832) 436-1832
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒No

As of December 20, 2010, there were 48,668,520 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

ALAMO ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
	October 31,	April 30,
	2010 (Unaudited)	2010

ASSETS

Current assets
Cash and cash equivalents	$3,053	$285,458
Accounts Receivable	4,000	18,034
Prepaid expenses and deposits	15,712	8,084
Total current assets	22,765	311,576

Property and equipment, net of accumulated depreciation of $110	5,186	-
Oil and gas properties	1,180,586	643,329
Total assets	$1,208,537	$954,905

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	88,137	58,625
Accrued interest	71,774	18,723
Total current liabilities	159,911	77,348

Senior secured convertible promissory notes, net of discount of 1,091,102 and $808,956 respectively	433,803	255,949
Total liabilities	593,714	333,297

Stockholders' equity (deficit)
Common stock, $0.001 par value, 975,000,000 shares
authorized, 48,668,520 and 48,668,520 issued and outstanding, respectively	48,669	48,669
Additional paid-in capital	1,537,301	1,075,201
Accumulated (deficit) during exploration stage	(971,147)	(502,262)
Total stockholders' equity	614,823	621,608

Total liabilities and stockholder's equity	$1,208,537	$954,905

The accompanying notes to the financial statements are an integral part of these statements.

ALAMO ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2010 AND
FOR THE PERIOD OF INCEPTION (SEPTEMBER 1, 2009) THROUGH OCTOBER 31, 2010
(UNAUDITED)

	Three months ended		Six months ended		Inception (September 1, 2009) through October 31,
	2010	2009	2010	2009	2010

Oil and gas sales	$38,594	$12,446	$49,955	$12,446	$115,386
Cost of oil and gas sales	26,190	10,756	30,280	10,756	53,857
Gross profit (loss)	12,404	1,690	19,675	1,690	61,529

Operating expenses
Wage related expenses	45,566	-	86,402	-	160,170
Profesional fees	61,457	49,502	82,887	49,502	326,887
General administrative	57,273	769	88,368	769	203,968
Total operating expenses	164,296	50,271	257,657	50,271	691,025

Loss from operations	(151,892)	(48,581)	(237,982)	(48,581)	(629,496)

Other income (expense):
Interest expense	(31,232)	-	(53,049)	-	(71,818)
Interest expense, debt discount amortization	(126,938)	-	(177,854)	-	(269,833)
Other income (expense), net	(158,170)	-	(230,903)	-	(341,651)

Net loss before provisions for income taxes
(Loss) from discontinued operations	(310,062)	(48,581)	(468,885)	(48,581)	(971,147)

Provision for income taxes	-	-	-	-

Net loss	$(310,062)	$(48,581)	$(468,885)	$(48,581)	$(971,147)
Weighted average shares outstanding - basic and diluted
	48,668,520	5,888,950	48,668,520	5,888,950	37,268,686

Net loss per share - basic and diluted	$0.01	$0.00	$0.01	$0.01	$0.03

The accompanying notes to the financial statements are an integral part of these statements.

ALAMO ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2010 AND
FOR THE PERIOD OF INCEPTION (SEPTEMBER 1, 2009) THROUGH OCTOBER 31, 2010
(UNAUDITED)
	Six Months Ended October 31, 2010	Six Months Ended October 31, 2009	Inception (September 1, 2009) through October 31, 2010

Cash (used in) operating activities:

Net (loss) for the period	$(468,885)	$(48,581)	$(971,147)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	2,100	700	4,900
Depreciation expense	110	-	110
Accretion of debt discount	177,854	-	269,833
Changes in operating assets and liabilities
Decrease in accounts receivable	14,034	-	(4,000)
(Increase) in prepaid expenses	(7,628)	-	(15,712)
Increase in accounts payable	29,512	47,912	8,272
Increase in accured interest	53,051	-	71,774
Net cash (used in) investing activities	(199,852)	31	(635,970)

Cash (used in) Investing Activites
Purchase of property and equipment	(5,296)	-	(5,296)
Purchase of oil and gas properties	(537,257)	-	(880,586)
Net cash (used in) Investing Activities	(542,553)	-	(885,882)

Cash from financing activities:
Proceeds from related perty notes	-	-	-
Proceeds from convertible promissory notes	460,000	-	1,524,905
Additional paid-in captial	-	-	-
Common Stock	-	-	-
Net cash from financing activities	460,000	-	1,524,905

Net increase (decrease) in cash	(282,405)	31	3,053

Cash, beginning of period	285,458	-	-
Cash, end of period	$3,053	$31	3,053

Supplemental disclosures:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

ALAMO ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD OF INCEPTION (SEPTEMBER 1, 2009) THROUGH OCTOBER 31, 2010
(UNAUDITED)

	Shares	Amount	Additional Paid- in Capital	Deficit Accumulated During the Development Stage	Total

Balance, September 1, 2009	176,668,500	$176,669	$(176,669)	$-	$-

Shares issued for oil and gas properties	10,500,000	10,500	289,500	-	300,000

Shares issued for cash and assumption of liabilities	(138,499,980)	(138,500)	(58,635)	-	(79,865)

Discount on convertible notes payable	-	-	900,935	-	900,935

Contribution of facilities rent – related party	-	-	2,800	-	2,800

Net (loss)	-	-	-	(502,262)	(502,262)

Balance, April 30, 2010	48,668,520	$48,669	$1,075,201	$(502,262)	$621,608

Discount on convertible notes payable	-	-	175,000	-	175,000

Contribution of facilities rent – related party	-	-	1,050	-	1,050

Net (loss)	-	-	-	(158,823)	(158,823)

Balance, July 31, 2010	48,668,520	$48,669	$1,251,251	$(661,085)	$638,835

Discount on convertible notes payable	-	-	285,000	-	285,000

Contribution of facilities rent – related party	-	-	1,050	-	1,050

Net (loss)	-	-	-	(310,062)	(310,061)

Balance, October 31, 2010	48,668,520	$48,669	$1,537,301	$(971,147)	$614,824

The accompanying notes to the financial statements are an integral part of these statements.

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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company's audited financial statements as of April 30, 2010.

Exploration Stage

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars.  The Company has not produced significant revenues from its principal business and is in the exploration stage company as defined by ASC 915, Development Stage Entities.

The Company is engaged in the acquisition, exploration, development and producing of oil and gas properties.  As of October 31, 2010, the Company owns a 75% working interest in oil and gas properties in Frio County, Texas, a 16% working interest in certain oil and gas leases in Adair County, Kentucky, a 50% working interest in certain leases in Ritchie County, West Virginia, and farm-in and participation rights agreements in onshore oil and gas properties in the UK.

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

Revenue Recognition

Working interest, royalty and net profits, are recognized as revenue when oil and gas are sold. The Company records the sale of its interests in prospects generally as a reduction to the cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to a cost center. A significant alternation would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. All terms of the sale are to be finalized and price readily determinable.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. Accounts are guaranteed by Federal Deposit Insurance Corporation (FDIC) up to $250,000. At October 31, 2010, the Company had no deposits in excess of the FDIC insured limits. The Company has not experienced any losses in such accounts.

The Company collects its receivables on its working interests in oil and gas properties from the well operators. As such, the Company generally has relatively few customers. These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary. Bad debt is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable. There has been no bad debt expense for the period ended October 31, 2010.

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

Fixed Assets

Fixed assets are carried at cost less a provision for depreciation on a straight-line basis over their estimated useful lives as follows:

Computer equipment	3 years

3.         Fixed Assets
Fixed assets consist of the following:

	September 30, 2010	April 30, 2010

Computer equipment	$5,297	$-
Less: Accumulated depreciation	110	-

	$5,186	$-

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

The following table presents information regarding the Company’s net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

	October 31, 2010	April 30, 2010
Property acquisition costs:
Proved	$300,000	$300,000
Unproved	769,940	303,968
Exploration costs	110,646	39,361
Development costs	-	-
Totals	$1,180,586	$643,329

As of October 31 and April 30, 2010, the Company’s unproved properties consist of leasehold acquisition and exploration costs in the following geographical areas:

	October 31, 2010	April 30, 2010
Kentucky	$303,968	$303,968
West Virginia	332,625	-
Tennesee	97,500	-
Texas	35,847	-

Totals	$769,940	$300,968

The following table sets forth a summary of oil and gas property costs not being amortized as of October 31, 2010, by the year in which such costs were incurred:

Costs Incurred During Fiscal Years Ended April 30
	Balance 10/31/10	2011	2010	Prior

Acquisition costs	$437,315	$133,347	$303,968	$-
Exploration costs	332,625	332,625	-

Total	$769,940	$465,972	$303,968	$-
The Company believes that the majority of its unproved costs will become subject to depletion within the next five to ten years, by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company explore or develop it further, or by making decisions that further exploration and development activity will not occur.

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

On September 24, 2010, The Company borrowed an additional $40,000 from Eurasian Capital Partners Limited (“Eurasian”) pursuant to the original $2,000,000 Note and Warrant Purchase Agreement with Eurasian entered into in November 2009. The Company issued a senior secured convertible promissory note to Eurasian in the amount of $40,000 (“Note”).  The Note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The Note has an optional conversion feature by which Eurasian can convert the principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.50 per share. In connection with the Note, Eurasian also received warrants to purchase seventy thousand (40,000) shares of the Company’s common stock at a purchase price of $1.00 per share (“Warrants”). The Warrants expire five years from the date of the investment.

5.         Equity

Warrant Activity

A summary of warrant activity for the period from September 1, 2009 (inception) through October 31, 2010 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding September 1, 2009	-	-
Issued	1,524,905	$1.00
Exercised	-	-
Outstanding October 31, 2010	1,524,905	$1.00	4.6 years
Exercisable, October 31, 2010	1,524,905	$1.00	4.6 years

 Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	3,130,894
Warrants	1,524,905
Reserved shares at October 31, 2010	4,655,799

6.         Commitments and Contingencies

Going Concern

The Company is in the exploration stage, has little revenue, and has incurred net losses of $971,147 since inception.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding.  The Company will also continue to borrow funds under the November 18, 2009 Note and Warrant Purchase Agreement. No assurances can be given that the Company will obtain to obtain sufficient working capital to sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Lease Obligations

At October 31, 2010, the Company does not have any leases.  The Company uses office space with a value of $500 per month that is contributed by the Company's CEO.

7.         Subsequent Events

On December 2, 2010, the Company borrowed an additional $25,000 from Eurasian Capital Partners Limited (“Eurasian”) pursuant to the original $2,000,000 Note and Warrant Purchase Agreement with Eurasian entered into in November 2009. The Registrant issued a senior secured convertible promissory note to Eurasian in the amount of $25,000 (“Note”). The Note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%. The Note has an optional conversion feature by which Eurasian can convert the principal and accrued interest into shares of the Registrant’s common stock at a conversion price of $0.50 per share.

On December 15, 2010, the Company borrowed an additional $75,000 from Eurasian Capital Partners Limited (“Eurasian”) pursuant to the original $2,000,000 Note and Warrant Purchase Agreement with Eurasian entered into in November 2009. The Registrant issued a senior secured convertible promissory note to Eurasian in the amount of $75,000 (“Note”). The Note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%. The Note has an optional conversion feature by which Eurasian can convert the principal and accrued interest into shares of the Registrant’s common stock at a conversion price of $0.50 per share.

On December 15, 2010, the Company exercised an option to participate in the recompletion of the well WVIC D-12, pursuant to the Participation Agreement with Allied Energy, Inc. dated August 2, 2010, as amended on October 15, 2010. The well WVIC D-12 is included in the Eco Forrest Lease, which is located on approximately 493 acres in Ritchie County, West Virginia.

The Company has evaluated its subsequent events through December 20, 2010, the date these financial statements were issued.

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

Any of the factors described above, elsewhere in this report or in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2010, filed with the SEC on August 4, 2010, could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Critical Accounting Policy and Estimates.  Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended October 31, 2010.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended October 31, 2010, together with notes thereto.

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

Recent Developments.

Valentine Agreement. In May 2010, we entered into a participation agreement with Allied Energy, Inc. (“Allied”), pursuant to which we acquired an undivided 50% working interest in the Florence Valentine Lease and a working interest and net revenue interest in the Valentine #1 re-entry well. This well is located on approximately 115 acres in Ritchie County, West Virginia within the Burning Springs Anticline. Allied is the operator of the project with full control of all operations. We paid the total drilling and completion costs of $153,500 to earn in the Valentine #1 re-entry well and the Florence Valentine lease before a payout working interest of 70% and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of 50% and net revenue interest of 42.2% (50% x 84.4%). This brief description of the participation agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the agreement as attached in Exhibit 10.1 to our Report on Form 8-K filed on May 20, 2010. Work on the Valentine #1 re-entry well commenced in June 2010 and production from natural flow has commenced as of August 2010.

Dillon Agreement. On August 4, 2010, we entered into a participation agreement with Allied, pursuant to which we acquired an undivided fifty percent (50%) working interest in the M. Dillon Lease and a working interest and net revenue interest in the Dillon #1 re-entry Well. This well is located on approximately 204 acres in Pleasants County, West Virginia. Allied is the operator of the project with full control of all operations. We paid the total drilling and completion costs of $179,125 to earn in the Dillon #1 re-entry well and M. Dillon Lease a before payout working interest of seventy percent (70%) and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of fifty percent (50%) and net revenue interest of 42.2% (50% x 84.4%). The participation agreement also provides that we have the option to participate in the re-entry of sixteen additional wells owned by Allied in West Virginia. This brief description of the participation agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the Participation Agreement as attached in Exhibit 10.1 to our Report on Form 8-K filed on August 5, 2010.

Amendment Agreement. On October 15, 2010, we entered into an amendment to the participation agreements (“Amendment Agreement”) with Allied. Specifically, the Amendment Agreement amended the following: (i) the Operating Agreement with respect to the Florence Valentine Lease, (ii) the Participation Agreement with respect to the reentry of the Dillon #1 well dated August 2, 2010, and (iii) the Joint Operating Agreement with respect to the M. Dillon Lease in Ritchie County, West Virginia dated August 2, 2010. The Amendment amends the Valentine JOA and the Dillon JOA to include Exhibit C which provides the accounting procedures for the operations. The Amendment also amends the Participation Agreement by replacing all references of the Dillon #1 well in Pleasant County, West Virginia, to the Goose Creek #4 well (API #47-082-06942) in Ritchie County, West Virginia. The Amendment also amends the Dillon JOA by replacing all references of the Dillon #1 well in Pleasant County, West Virginia, to the Goose Creek well #4 (API #47-082-06942). The Amendment also amends the Participation Agreement and the Dillon JOA to delete the Exhibit A to those agreements and replace it with the Exhibit A attached to the Amendment as Appendix 2. This brief description of the Amendment is not intended to be complete and is qualified in its entirety by reference to the full text of the Amendment as attached in Exhibit 10.1 to our Report on Form 8-K filed on October 7, 2010. This Goose Creek #4 well is located on approximately 493 acres in Ritchie County, West Virginia.

Berry Agreement. On September 3, 2010, we entered into a Subscription Agreement (the “Sub Agreement”) with Berry Resources, Inc. (“Berry”), to purchase 6.5 units of the Berry Prospect #22-A, which includes two (2) wells to be drilled on approximately 300 acres in North Central, Pickett County, Tennessee, in exchange for our cash payment of $97,500. Each unit is equal to approximately 3.33% working interest or approximately 2.33% net revenue interest in each of the two (2) wells to be drilled in North Central, Pickett County, Tennessee. The Sub Agreement also provides for Berry and us to enter into an operating agreement whereby Berry will be designated the operator of the well. This brief description of the Sub Agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the Sub Agreement, which is attached as Exhibit 10.1 to our Current Report on Form 8-K filed on September 9, 2010.

For the three months ended October 31, 2010, as compared to the period from September 1, 2009 (inception) through October 31, 2009.

Results of Operations.

Revenues.  We had oil and gas sales of $38,594 for the three months ended October 31, 2010, as compared to oil and gas sales of $12,446 for the period from September 1, 2009 (inception) through October 31, 2010.  Those revenues were generated from our interest in the Lozano lease in Texas. We had expected to generate greater revenues from the Lozano lease. However, multiple wells required maintenance resulting in significant production downtime and decreased lease revenues for the three month period ended October 31, 2010. We are currently evaluating several options including change of operator to improve production figures. Our cost of oil and gas sales was $26,120, resulting in gross profit of $12,404.

To implement our business plan during the next twelve months, we need to generate increased revenues from the Lozano lease and other interests. Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses. For the three months ended October 31, 2010, our total operating expenses were $164,296, which is comprised of wage related expenses of $45,566, professional fees of $61,457 and general and administrative expenses of $57,273. By comparison, our total operating expenses were $50,271 for the period from September 1, 2009 (inception) through October 31, 2010.

We expect that our future monthly operating expenses for 2010 will be similar to our current expense levels, plus additional direct costs relating to newly acquired interests.  We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Operating Loss.   For the three months ended October 31, 2010, our total loss from operations was $151,892, as compared to a total loss from operations of $50,271 for the period from September 1, 2009 (inception) through October 31, 2010. We expect that we will continue to generate operating losses for the foreseeable future.

Other Expenses.  For the three months ended October 31, 2010, our total other expenses were $158,170, which was comprised of interest expense of $31,232 and debt discount amortization of $126,938.  The total other expenses is attributed to the interest expense and debt discount which resulted from the senior secured convertible promissory note financing.

Net Loss.  For the three months ended October 31, 2010, our net loss was $310,062, as compared to a net loss of $50,271 for the period from September 1, 2009 (inception) through October 31, 2010.  We hope to generate additional revenues from our projects to cover out operating costs, which will reduce our net loss in the future.  We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

For the six months ended October 31, 2010, as compared to the period from September 1, 2009 (inception) through October 31, 2009.

Results of Operations.

Revenues.  We had oil and gas sales of $49,955 for the six months ended October 31, 2010,  as compared to oil and gas sales of $12,446 for the period from September 1, 2009 (inception) through October 31, 2010.  Those revenues were generated from our interest in the Lozano lease in Texas. We had expected to generate greater revenues from the Lozano lease. However, multiple wells required maintenance resulting in significant production downtime and decreased lease revenues for the six month period ended October 31, 2010. We are currently evaluating several options including change of operator to improve production figures. Our cost of oil and gas sales was $30,280, resulting in gross profit of $19,675.

To implement our business plan during the next twelve months, we need to generate increased revenues from the Lozano lease and other interests.  Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues.  If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses.  For the six months ended October 31, 2010, our total operating expenses were $257,657, which is comprised of wage related expenses of $86,402, professional fees of $82,887 and general and administrative expenses of $88,368. By comparison, our total operating expenses were $50,271 for the period from September 1, 2009 (inception) through October 31, 2010.

We expect that our future monthly operating expenses for 2010 will be similar to our current expense levels, plus additional direct costs relating to newly acquired interests.  We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Operating Loss.   For the six months ended October 31, 2010, our total loss from operations was $237,981, as compared to a total loss from operations of $50,271 for the period from September 1, 2009 (inception) through October 31, 2010 . We expect that we will continue to generate operating losses for the foreseeable future.

Other Expenses.  For the six months ended October 31, 2010, our total other expenses were $230,903, which was comprised of interest expense of $53,049 and debt discount amortization of $177,854.  The total other expenses is attributed to the interest expense and debt discount which resulted from the senior secured convertible promissory note financing.

Net Loss.  For the six months ended October 31, 2010, our net loss was $468,884, as compared to a net loss of $50,271 for the period from September 1, 2009 (inception) through October 31, 2010.  We hope to generate additional revenues from our projects to cover out operating costs, which will reduce our net loss if future.  We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources.  We had cash of $3,053, accounts receivable of $4000 and prepaid expense of $15,712 as of October 31, 2010, making our total current assets $22,765.  We also had $1,204,538 in other assets, which consists of oil and gas properties of 1,180,586 and property and equipment, net of accumulated depreciation of $110 of $5,186.  Therefore, our total assets as of that date were $1,208,537. Our total liabilities were $593,714 as of October 31, 2010.  This was comprised of total current liabilities of $159,911, represented by accounts payable and accrued expenses of $88,137 and accrued interest of $71,774.  We had total long-term liabilities of $433,803, represented by a senior secured convertible promissory note, net of discount of $1,091,102.  We had no other liabilities and no long term commitments or contingencies as of October 31, 2010.

In April 2010, we entered into a participation agreement with WEJCO, to acquire participation rights in WEJCO’s working interest in oil, gas and mineral leases represented by a leasehold estate and well in Brown County, Texas, in exchange for our cash payment of $18,050 and the future payment of a proportional share of drilling and completion costs in the project. The initial cash payment of $18,050 represents twenty percent (20%) of the total $90,250 cost of the geologic, land and seismic costs attributed to the well project in exchange for an assignment of WEJCO’s interest in the project to us. We expect to make future payments to WEJCO of our proportional share of the drilling and completion costs in the project, which will affect our liquidity.

In May 2010, we entered into a participation agreement with Allied, pursuant to which we acquired an undivided 50% working interest in the Florence Valentine Lease and a working interest and net revenue interest in the Valentine #1 re-entry well. We paid the total drilling and completion costs of $153,500 to earn in the Valentine #1 re-entry well and the Florence Valentine lease before a payout working interest of 70% and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of 50% and net revenue interest of 42.2% (50% x 84.4%). We are not obligated to make any future payments of our proportional share of drilling and completion costs in the project. However, if the actual costs exceed the initial authority for expenditure, then we will be obligated to pay our proportional share of the overrun.

On August 4, 2010, we entered into a participation agreement with Allied, pursuant to which we acquired an undivided fifty percent (50%) working interest in the M. Dillon Lease and a working interest and net revenue interest in the Dillon #1 re-entry well. This well is located on approximately 204 acres in Pleasants County, West Virginia. Allied is the operator of the project with full control of all operations. We paid the total drilling and completion costs of $179,125 to earn in the Dillon #1 re-entry well and M. Dillon Lease a before payout working interest of seventy percent (70%) and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of fifty percent (50%) and net revenue interest of 42.2% (50% x 84.4%). We are not obligated to make any future payments of our proportional share of drilling and completion costs in the project. However, if the actual costs exceed the initial authority for expenditure, then we will be obligated to pay our proportional share of the overrun.

On September 3, 2010, we entered into the Sub Agreement with Berry to purchase 6.5 units of the Berry Prospect #22-A, which includes two (2) wells to be drilled in North Central, Pickett County, Tennessee, in exchange for our cash payment of $97,500. Each unit is equal to approximately 3.33% working interest or approximately 2.33% net revenue interest in each of the two (2) wells to be drilled in North Central, Pickett County, Tennessee. We are not obligated to make any future payments of our proportional share of drilling and completion costs in the project. However, if the actual costs exceed the initial authority for expenditure, then we will be obligated to pay our proportional share of the overrun.

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

On September 24, 2010, we entered into a senior secured convertible promissory note with the investor in exchange for $40,000 pursuant to the Financing Agreement. The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The note has an optional conversion feature by which this lender can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. In connection with the note, the investor also received warrants to purchase 40,000 shares of our common stock at a purchase price of $1.00 per share. The warrants expire five years from the date of the investment.

As of October 31, 2010, we had cash of $3,053. We estimate that our cash on hand will not be sufficient for us to continue and expand our current operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. In addition to generating revenues from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably.

On December 2, 2010, we entered into a senior secured convertible promissory note with the investor in exchange for $25,000 pursuant to the Financing Agreement. The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The note has an optional conversion feature by which this lender can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. In connection with the note, the investor also received warrants to purchase 25,000 shares of our common stock at a purchase price of $1.00 per share. The warrants expire five years from the date of the investment.

On December 15, 2010, we entered into a senior secured convertible promissory note with the investor in exchange for $75,000 pursuant to the Financing Agreement. The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The note has an optional conversion feature by which this lender can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. In connection with the note, the investor also received warrants to purchase 75,000 shares of our common stock at a purchase price of $1.00 per share. The warrants expire five years from the date of the investment.

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

During the fiscal year ending 2011, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity. We also expect to make future payments related to certain of our oil and gas projects as discussed above. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and future payments related to certain of our oil and gas projects , we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.  Controls and Procedures.

Not applicable.

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of October 31, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

Alamo Energy Corp., a Nevada corporation

December 20, 2010	By:	/s/ Allan Millmaker
	Its:	Allan Millmaker Chief Executive Officer, President, Director (Principal Executive Officer)

December 20, 2010	By:	/s/ Philip Mann
	Its:	Philip Mann Chief Financial Officer, Secretary, Director (Principal Financial and Accounting Officer)