Form 10-Q
period 2011-01-31
Alamo Energy Corp.
filed 2011-03-22
CIK 1360334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

As of March 22, 2011, there were 48,668,520 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

ALAMO ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	January 31	April 30
	2011	2010
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$2,614	$285,458
Accounts receivable	41,764	18,034
Prepaid expenses and deposits	14,212	8,084
Total current assets	58,590	311,576

Property and equipment
Oil and gas properties		-
Proved	300,000	300,000
Unproved	898,931	352,156
Office furniture and equipment	5,296	-
Less: accumulated depreciation and amortization	(26,291)	(8,827)
Property and equipment, net	1,177,936	643,329
Total assets	$1,236,526	$954,905

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	130,071	58,625
Accrued interest	137,787	18,723
Total current liabilities	267,858	77,348

Senior secured convertible promissory notes, net of discount of 922,661 and $808,956 respectively	702,244	255,949
Total liabilities	970,102	333,297

Stockholders' equity (deficit)
Common stock, $0.001 par value, 975,000,000 shares
authorized, 48,668,520 and 48,668,520 issued and outstanding, respectively	48,669	48,669
Additional paid-in capital	1,638,351	1,075,201
Accumulated (deficit) during exploration stage	(1,420,596)	(502,262)
Total stockholders' equity	266,424	621,608

Total liabilities and stockholder's equity	$1,236,526	$954,905

The accompanying notes to the financial statements are an integral part of these statements.

ALAMO ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 AND
FOR THE PERIOD OF INCEPTION (SEPTEMBER 1, 2009) THROUGH JANUARY 31, 2011
(UNAUDITED)

	Three Months Ended January 31,	Three Months Ended January 31,	Nine Months Ended January 31,	Inception (September 1, 2009) through January 31,	Inception (September 1, 2009) through January 31,
	2011	2010	2011	2010	2011

Oil Revenues	$104,063	$25,646	$154,018	$38,092	$219,449

Operating costs and expenses
Lease operating	17,298	3,265	21,692	3,265	27,551
Production costs	39,513	3,079	65,399	13,835	80,568
Depreciation, depletion and amortization	9,739	2,549	17,464	2,549	26,401
Wage related expenses	50,295	33,580	136,697	33,580	210,464
Profesional fees	61,157	94,221	144,044	143,723	388,044
General administrative	41,055	33,100	121,698	33,869	230,912
Total operating costs and expenses	219,057	169,794	506,994	230,821	963,940

Loss from operations	(114,994)	(144,148)	(352,976)	(192,729)	(744,491)

Other income (expense):
Interest expense	(66,013)	(5,402)	(119,063)	(5,402)	(137,831)
Interest expense, debt discount amortization	(268,441)	(11,541)	(446,295)	(11,541)	(538,274)
Other income (expense), net	(334,454)	(16,943)	(565,358)	(16,943)	(676,105)

Net loss before provision for income taxes	(449,448)	(161,091)	(918,334)	(209,672)	(1,420,596)

Provision for income taxes	-	-	-	-

Net loss	$(449,448)	$(161,091)	$(918,334)	$(209,672)	$(1,420,596)
Weighted average shares outstanding - basic and diluted	48,668,520	74,542,143	48,668,520	74,542,143	37,268,686

Net loss per share - basic and diluted	$0.01	$0.00	$0.02	$0.00	$0.04

The accompanying notes to the financial statements are an integral part of these statements.

ALAMO ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2011 AND
FOR THE PERIOD OF INCEPTION (SEPTEMBER 1, 2009) THROUGH JANUARY 31, 2011
(UNAUDITED)

	Nine Months Ended January 31, 2011	Inception (September 1, 2009) through January 31, 2010	Inception (September 1, 2009) through January 31, 2011

Cash used in operating activities:

Net loss for the period	$(918,334)	$(209,672)	$(1,420,596)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	3,150	1,750	5,950
Depreciation, depletion and amortization	17,464	-	26,291
Accretion of debt discount	446,295	11,541	538,274
Changes in operating assets and liabilities
(Increase) in accounts receivable	(23,730)	(15,327)	(41,764)
(Increase) in prepaid expenses	(6,128)	(26,660)	(14,212)
Increase in accounts payable	71,446	(1,180)	50,205
Increase in accured interest	119,064	9,495	137,788
Net cash used in operating activities	(290,773)	(230,053)	(718,064)

Cash used in investing activites
Purchase of shares for cancellation - reverse merger		(61,073)
Purchase of property and equipment	(5,296)	-	(5,296)
Purchase of oil and gas properties	(546,775)	-	(898,931)
Net cash used in investing activities	(552,071)	(61,073)	(904,227)

Cash from financing activities:
Proceeds from convertible promissory notes	560,000	334,905	1,624,905
Net cash from financing activities	560,000	334,905	1,624,905

Net increase (decrease) in cash	(282,844)	43,779	2,614

Cash, beginning of period	285,458	-	-
Cash, end of period	$2,614	$43,779	2,614

Supplemental disclosures:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

ALAMO ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD OF INCEPTION (SEPTEMBER 1, 2009) THROUGH JANUARY 31, 2011
(UNAUDITED)

	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Balance, September 1, 2009	176,668,500	$176,669	$(176,669)	$-	$-

Shares issued for oil and gas properties	10,500,000	10,500	289,500	-	300,000

Shares issued for cash and assumption of liabilities	(138,499,980)	(138,500)	(58,635)	-	(79,865)

Discount on convertible notes payable	-	-	900,935	-	900,935

Contribution of facilities rent – related party	-	-	2,800	-	2,800

Net (loss)	-	-	-	(502,262)	(502,262)

Balance, April 30, 2010	48,668,520	$48,669	$1,075,201	$(502,262)	$621,608

Discount on convertible notes payable	-	-	560,000	-	560,000

Contribution of facilities rent – related party	-	-	3,150	-	3,150

Net (loss)	-	-	-	(918,334)	(918,334)

Balance, January 31, 2011	48,668,520	$48,669	$1,638,351	$(1,420,596)	$266,424

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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company's audited financial statements as of April 30, 2010.

Exploration Stage

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars.  The Company has not produced significant revenues from its principal business and is in the exploration stage company as defined by ASC 915, Development Stage Entities.

The Company is engaged in the acquisition, exploration, development and producing of oil and gas properties.  As of January 31, 2011, the Company owns a 75% working interest in oil and gas properties in Frio County, Texas, a 16% working interest in certain oil and gas leases in Adair County, Kentucky, a 50% working interest in certain leases in Ritchie County, West Virginia, and farm-in and participation rights agreements in onshore oil and gas properties in the UK.

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

Revenue Recognition

Working interest, royalty and net profit interest, are recognized as revenue when oil and gas are sold. The Company records the sale of its interests in prospects generally as a reduction to the cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to a cost center. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. All terms of the sale are to be finalized and price readily determinable.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. Accounts are guaranteed by Federal Deposit Insurance Corporation (FDIC) up to $250,000. At January 31, 2011, the Company had no deposits in excess of the FDIC insured limits. The Company has not experienced any losses in such accounts.

The Company collects its receivables on its working interests in oil and gas properties from the well operators. As such, the Company generally has relatively few customers. These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary. Bad debt is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable. There has been no bad debt expense for the period ended January 31, 2011.

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

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

On October 15, 2010, the Company entered into an amendment to the Agreement (“Amendment Agreement”) with Allied, the practical effect of which is that the Company replaced its participation in the Dillon #1 well with participation in the Goose Creek #4 well in Ritchie County, West Virginia.  Specifically, the Amendment Agreement amended the following: (i) the Operating Agreement with respect to the Florence Valentine Lease, (ii) the Participation Agreement with respect to the reentry of the Dillon #1 well dated August 2, 2010, and (iii) the Joint Operating Agreement with respect to the M. Dillon Lease in Ritchie County, West Virginia dated August 2, 2010.  The Amendment amends the Valentine JOA and the Dillon JOA to include Exhibit C which provides the accounting procedures for the operations.  The Amendment also amends the Participation Agreement by replacing all references of the Dillon #1 well in Pleasant County, West Virginia, to the Goose Creek #4 well (API #47-082-06942) in Ritchie County, West Virginia.  The Amendment also amends the Dillon JOA by replacing all references of the Dillon #1 well in Pleasant County, West Virginia, to the Goose Creek well #4 (API #47-082-06942). The Amendment also amends the Participation Agreement and the Dillon JOA to delete the Exhibit A to those agreements and replace it with the Exhibit A attached to the Amendment as Appendix 2.  This Goose Creek #4 well is included in the Eco Forrest Lease, which is located on approximately 493 acres in Ritchie County, West Virginia.

On December 15, 2010, the Company exercised an option to participate in the recompletion of the well WVIC D-12 with Allied, pursuant to the Participation Agreement with Allied, as amended in the Amendment Agreement on October 15, 2010. The well WVIC D-12 is included in the Eco Forrest Lease, which is located on approximately 493 acres in Ritchie County, West Virginia. The Company is obligated to pay the total drilling and completion costs of $157,575 to earn in the well WVIC D-12 and Eco Forrest Lease a before payout working interest of seventy percent (70%) and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of fifty percent (50%) and net revenue interest of 42.2% (50% x 84.4%).

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

The following table presents information regarding the Company’s net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

	January 31, 2011	April 30, 2010
Property acquisition costs:
Proved	$300,000	$300,000
Unproved	769,940	303,968
Exploration costs	128,991	39,361
Development costs	-	-
Totals	$1,198,931	$643,329

As of January 31 and April 30, 2010, the Company’s unproved properties consist of leasehold acquisition and exploration costs in the following geographical areas:

	January 31, 2011	April 30, 2010
Kentucky	$303,968	$303,968
West Virginia	332,625	-
Tennesee	97,500	-
Texas	35,847	-

Totals	$769,940	$300,968

The following table sets forth a summary of oil and gas property costs not being amortized as of January 31, 2010, by the year in which such costs were incurred:

Costs Incurred During Fiscal Years Ended April 30
	Balance 01/31/11	2011	2010	Prior

Acquisition costs	$437,315	$133,347	$303,968	$-
Exploration costs	332,625	332,625	-

Total	$769,940	$465,972	$303,968	$-

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

On December 2, 2010, The Company borrowed an additional $25,000 from Eurasian Capital Partners Limited (“Eurasian”) pursuant to the original $2,000,000 Note and Warrant Purchase Agreement with Eurasian entered into in November 2009. The Company issued a senior secured convertible promissory note to Eurasian in the amount of $25,000 (“Note”).  The Note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The Note has an optional conversion feature by which Eurasian can convert the principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.50 per share. In connection with the Note, Eurasian also received warrants to purchase seventy thousand (25,000) shares of the Company’s common stock at a purchase price of $1.00 per share (“Warrants”). The Warrants expire five years from the date of the investment.

On December 15, 2010, The Company borrowed an additional $75,000 from Eurasian Capital Partners Limited (“Eurasian”) pursuant to the original $2,000,000 Note and Warrant Purchase Agreement with Eurasian entered into in November 2009. The Company issued a senior secured convertible promissory note to Eurasian in the amount of $75,000 (“Note”).  The Note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The Note has an optional conversion feature by which Eurasian can convert the principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.50 per share. In connection with the Note, Eurasian also received warrants to purchase seventy thousand (75,000) shares of the Company’s common stock at a purchase price of $1.00 per share (“Warrants”). The Warrants expire five years from the date of the investment.

The assumptions used in the Black-Scholes option pricing model for the Warrants and Conversion Feature were as follows:

Risk-free interest rate	0.25% to 0.41%
Expected volatility of common stock	100.0%
Dividend yield	0.00%
Expected life of warrants and conversion feature	5 years
Weighted average warrants and conversion feature	$0.65 - $1.34

5.         Equity

Warrant Activity

A summary of warrant activity for the period from September 1, 2009 (inception) through January 31, 2011 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding September 1, 2009	-	-
Issued	1,624,905	$1.00
Exercised	-	-
Outstanding January 31, 2011	1,624,905	$1.00	4.2 years
Exercisable, January 31, 2011	1,624,905	$1.00	4.2 years

 Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	3,330,894
Warrants	1,624,905
Reserved shares at October 31, 2010	4,955,799

6.         Commitments and Contingencies

Going Concern

The Company is in the exploration stage, has little revenue, and has incurred net losses of $1,420,596 since inception.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding.  The Company will also continue to borrow funds under the November 18, 2009 Note and Warrant Purchase Agreement. No assurances can be given that the Company will obtain to obtain sufficient working capital to sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Lease Obligations

At July 31, 2010, the Company does not have any leases.  The Company uses office space with a value of $500 per month that is contributed by the Company's CEO.

7.  Subsequent Events

On February 8, 2011, The Company borrowed an additional $100,000 from Eurasian Capital Partners Limited (“Eurasian”) pursuant to the original $2,000,000 Note and Warrant Purchase Agreement with Eurasian entered into in November 2009. The Company issued a senior secured convertible promissory note to Eurasian in the amount of $100,000 (“Note”).  The Note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The Note has an optional conversion feature by which Eurasian can convert the principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.50 per share. In connection with the Note, Eurasian also received warrants to purchase one hundred thousand (100,000) shares of the Company’s common stock at a purchase price of $1.00 per share (“Warrants”). The Warrants expire five years from the date of the investment.

On March 1, 2011, The Company borrowed an additional $160,000 from Eurasian Capital Partners Limited (“Eurasian”) pursuant to the original $2,000,000 Note and Warrant Purchase Agreement with Eurasian entered into in November 2009. The Company issued a senior secured convertible promissory note to Eurasian in the amount of $160,000 (“Note”).  The Note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The Note has an optional conversion feature by which Eurasian can convert the principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.50 per share. In connection with the Note, Eurasian also received warrants to purchase one hundred and sixty thousand (160,000) shares of the Company’s common stock at a purchase price of $1.00 per share (“Warrants”). The Warrants expire five years from the date of the investment.

The Company has evaluated its subsequent events through March 22, 2011, the date these financial statements were issued.

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

Critical Accounting Policy and Estimates.  Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended January 31, 2011.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2010, together with notes thereto as previously filed with our Annual Report on Form 10-K and our financial statements for the period ended January 31, 2011, together with notes thereto, which are included in this report..

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

As a result of the Asset Purchase, we changed management, entered the oil and gas business, and ceased all activity in our former business. We are focused on exploration, acquisition, development, production and sale of crude oil and natural gas primarily from exploration and production areas within North America and the United Kingdom. We are qualified to do business in the State of Texas as “Alamo Energy Corp.” We have not undergone bankruptcy, receivership, or any similar proceeding.

Our Business. We are an early stage oil and gas company led by an experienced management team and focused on exploration and production of oil and natural gas. Our business plan is to acquire oil and gas properties for exploration, appraisal and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.  Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside. We currently have proved reserves in the State of Texas, where we own a seventy-five percent (75%) working interest in the Lozano Lease.

Recent Developments.

Dillon Agreement. On August 4, 2010, we entered into a participation agreement with Allied, pursuant to which we acquired an undivided fifty percent (50%) working interest in the M. Dillon Lease and a working interest and net revenue interest in the Dillon #1 re-entry Well. This well is located on approximately 204 acres in Pleasants County, West Virginia. Allied is the operator of the project with full control of all operations. We paid the total drilling and completion costs of $179,125 to earn in the Dillon #1 re-entry well and M. Dillon Lease a before payout working interest of seventy percent (70%) and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of fifty percent (50%) and net revenue interest of 42.2% (50% x 84.4%).  The participation agreement also provides that we have the option to participate in the re-entry of sixteen additional wells owned by Allied in West Virginia, including, but not limited to, the well WVIC D-12 as described below.  This brief description of the participation agreement is only a summary that discloses all materials terms of the operating agreement, which is attached as Exhibit 10.1 to our Report on Form 8-K filed on August 5, 2010.

On October 15, 2010, we entered into an amendment to the participation agreement (“Amendment Agreement”) with Allied, the practical effect of which is that we replaced our participation in the Dillon #1 well with participation in the Goose Creek #4 well in Ritchie County, West Virginia.  Specifically, the Amendment Agreement amended the following: (i) the Operating Agreement with respect to the Florence Valentine Lease, (ii) the Participation Agreement with respect to the reentry of the Dillon #1 well dated August 2, 2010, and (iii) the Joint Operating Agreement with respect to the M. Dillon Lease in Ritchie County, West Virginia dated August 2, 2010.  The Amendment amends the Valentine JOA and the Dillon JOA to include Exhibit C which provides the accounting procedures for the operations.  The Amendment also amends the Participation Agreement by replacing all references of the Dillon #1 well in Pleasant County, West Virginia, to the Goose Creek #4 well (API #47-082-06942) in Ritchie County, West Virginia.  The Amendment also amends the Dillon JOA by replacing all references of the Dillon #1 well in Pleasant County, West Virginia, to the Goose Creek well #4 (API #47-082-06942). The Amendment also amends the Participation Agreement and the Dillon JOA to delete the Exhibit A to those agreements and replace it with the Exhibit A attached to the Amendment as Appendix 2. This brief description of the Amendment is only a summary that discloses all materials terms of the operating agreement, which is attached as Exhibit 10.1 to our Report on Form 8-K filed on October 7, 2010. This Goose Creek #4 well is included in the Eco Forrest Lease, which is located on approximately 493 acres in Ritchie County, West Virginia.   Work to re-complete the Goose Creek #4 well began in January, 2011. As of date of this Report, production has commenced on Goose Creek #4 well.

On December 15, 2010, we exercised an option to participate in the recompletion of the well WVIC D-12 with Allied, pursuant to the Participation Agreement with Allied, as amended in the Amendment Agreement on October 15, 2010. The well WVIC D-12 is included in the Eco Forrest Lease, which is located on approximately 493 acres in Ritchie County, West Virginia. Allied is the operator of the project with full control of all operations.  We are obligated to pay the total drilling and completion costs of $157,575 to earn in the well WVIC D-12 and Eco Forrest Lease a before payout working interest of seventy percent (70%) and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of fifty percent (50%) and net revenue interest of 42.2% (50% x 84.4%).  Preparatory work completion of an 8,000bbl containment pit, installation of two 100bbl oil storage tanks and delivery of 3,000 ft of production tubing and rods has begun on the well WVIC D-12.

For the three months ended January 31, 2011, as compared to the three months ended January 31, 2010.

Results of Operations.

Revenues. We had oil revenues of $104,063 for the three months ended January 31, 2011, as compared to oil revenues of $25,646 for the three months ended January, 31, 2010.  Those revenues were generated from our interest in the Lozano lease in Texas. We had expected to generate greater revenues from the Lozano lease. However, multiple wells required maintenance resulting in significant production downtime and decreased lease revenues for the nine month period ended January 31, 2011. We are currently evaluating several options including change of operator to improve production figures. We expect the lease revenues from the Lozano and Florence Valentine leases will continue with slow decline for the foreseeable future.

To implement our business plan during the next twelve months, we need to generate increased revenues from the Lozano lease and other interests. Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Costs and Expenses. For the three months ended January 31, 2011, our total operating costs and expenses were $219,057, which is primarily comprised of lease operating costs of $17,298, production costs of $39,513, wage related expenses of $50,295, professional fees of $61,157 and general and administrative expenses of $41,055.  By comparison, our total operating costs and expenses were $169,794 for the three months ended January 31, 2010.

Operating Loss.  For the three months ended January 31, 2011, our total loss from operations was $114,994 as compared to a total loss from operations of $144,148 for the three months ended through January 31, 2010. We expect that we will continue to generate operating losses for the foreseeable future.

We expect that our future monthly operating expenses for fiscal year 2011 will be similar to our current expense levels, plus additional direct costs relating to newly acquired interests.  We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Other Income and Expense.  For the three months ended January 31, 2011, our net other expense was $334,455, which was comprised of interest expense of $66,014 and debt discount amortization of $268,441. The total other expenses is attributed to the interest expense and debt discount which resulted from the senior secured convertible promissory note financing. In comparison, for the three months ended January 31, 2010, our net other expense was $16,943, which was comprised of interest expense of $5,402 and debt discount amortization of $11,541.

Net Loss.  For the three months ended January 31, 2011, our net loss was $449,448, as compared to a net loss of $161,091 for the three months ended through January 31, 2010.  The significant increase in our net loss between the comparable periods was directly related to the increase in net other expense for the three months ended January 31, 2011. We hope to generate additional revenues from our projects to cover out operating costs, which will reduce our net loss in the future.  We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

For the nine months ended January 31, 2011, as compared to the period of inception (September 1, 2009) through January 31, 2010.

Results of Operations.

Revenues.  We had oil revenues of $154,018 for the nine months ended January 31, 2011, as compared to oil revenues of $38,092 for the period of inception through January 31, 2010. Those revenues were generated from our interest in the Lozano lease in Texas. We had expected to generate greater revenues from the Lozano lease. However, multiple wells required maintenance resulting in significant production downtime and decreased lease revenues for the nine month period ended January 31, 2011. We are currently evaluating several options including change of operator to improve production figures. We expect the lease revenues from the Lozano and Florence Valentine leases will continue with slow decline for the foreseeable future.

To implement our business plan during the next twelve months, we need to generate increased revenues from the Lozano lease and other interests.  Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues.  If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses.  For the nine months ended January 31, 2011, our total operating costs and expenses were $506,994, which is primary comprised of production costs of $65,399, wage related expenses of $136,697, professional fees of $144,044 and general and administrative expenses of $121,698. By comparison, our total operating costs and expenses were $230,821 for the period of inception through January 31, 2010 which is primary comprised of production costs of $13,835, wage related expenses of $33,580, professional fees of $143,723 and general and administrative expenses of $33,869.  The increases in total operating costs and expenses from 2010 to 2011 was directly related to increases in production costs, wage related expenses and general administrative expenses for the nine months ended January 31, 2011.

We expect that our future monthly operating expenses for fiscal year 2010 will be similar to our current expense levels, plus additional direct costs relating to newly acquired interests.  We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Operating Loss.  For the nine months ended January 31, 2011, our total loss from operations was $352,976, as compared to a total loss from operations of $192,729 for the period of inception through January 31, 2010. We expect that we will continue to generate operating losses for the foreseeable future.

Other Income and Expense.  For the nine months ended January 31, 2011, our net other expense was $565,359, which was comprised of interest expense of $119,064 and debt discount amortization of $446,295.  The total other expenses is attributed to the interest expense and debt discount which resulted from the senior secured convertible promissory note financing.  In comparison, for the period of inception through January 31, 2010, our net other expense was $16,943, which was comprised of interest expense of $5,402 and debt discount amortization of $11,541.

Net Loss.  For the nine months ended January 31, 2011, our net loss was $918,334, as compared to a net loss of $209,672 for the period of inception through January 31, 2010.  The significant increase in our net loss between the comparable periods was directly related to the increase in operating expenses and net other expense for the nine months ended January 31, 2011. We hope to generate additional revenues from our projects to cover out operating costs, which will reduce our net loss if future.  We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources.  We had cash of $2,614, accounts receivable of $41,764 and prepaid expense of $14,212 as of January 31, 2011, making our total current assets $58,590.  We also had $1,177,936 in net property and equipment, which consists of oil and gas properties of 1,198,931 and property and equipment of $5,296, net of accumulated depreciation, depletion and amortization of $26,291.  Therefore, our total assets as of that date were $1,236,526. Our total liabilities were $970,102 as of January 31, 2011.  This was comprised of total current liabilities of $267,858, represented by accounts payable and accrued expenses of $130,071 and accrued interest of $137,787.  We had total long-term liabilities of $702,244, represented by a senior secured convertible promissory note, net of discount of $922,661.  We had no other liabilities and no long term commitments or contingencies as of January 31, 2011.

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

On December 15, 2010, we exercised an option to participate in the recompletion of the well WVIC D-12 with Allied, pursuant to the Participation Agreement with Allied, as amended in the Amendment Agreement on October 15, 2010. The well WVIC D-12 is included in the Eco Forrest Lease, which is located on approximately 493 acres in Ritchie County, West Virginia. We are obligated to pay the total drilling and completion costs of $157,575 to earn in the well WVIC D-12 and Eco Forrest Lease a before payout working interest of seventy percent (70%) and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of fifty percent (50%) and net revenue interest of 42.2% (50% x 84.4%).

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

On August 12, 2010, we entered into a senior secured convertible promissory note with the same investor in exchange for $25,000.  The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The note has an optional conversion feature by which the investor can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. In connection with the Note, the investor also received warrants to purchase 25,000 shares of our common stock at a purchase price of $1.00 per share. The warrants expire five years from the date of the investment.

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

On September 24, 2010, we entered into a senior secured convertible promissory note with the same investor in exchange for $40,000 pursuant to the Financing Agreement. The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The note has an optional conversion feature by which this lender can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share.  In connection with the note, the investor also received warrants to purchase 40,000 shares of our common stock at a purchase price of $1.00 per share. The warrants expire five years from the date of the investment.

On December 2, 2010, we entered into a senior secured convertible promissory note with the same investor in exchange for $25,000 pursuant to the Financing Agreement. The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%. The note has an optional conversion feature by which this lender can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. In connection with the note, the investor also received warrants to purchase 25,000 shares of our common stock at a purchase price of $1.00 per share. The warrants expire five years from the date of the investment.

On December 15, 2010, we entered into a senior secured convertible promissory note with the same investor in exchange for $75,000 pursuant to the Financing Agreement. The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%. The note has an optional conversion feature by which this lender can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. In connection with the note, the investor also received warrants to purchase 75,000 shares of our common stock at a purchase price of $1.00 per share. The warrants expire five years from the date of the investment.

As of January 31, 2011, we had cash of $2,614. As discussed below, in February 2011 and March 2011, we received $100,000 and $160,000, respectively, pursuant to the Financing Agreement. We estimate that our cash on hand will not be sufficient for us to continue our current operations for the next twelve months. We will need additional cash to expand our operations. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. In addition to generating revenues from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably.

On February 8, 2011, we entered into a senior secured convertible promissory note with the same investor in exchange for $100,000 pursuant to the Financing Agreement. The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The note has an optional conversion feature by which Eurasian can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. In connection with the note, the investor also received warrants to purchase 100,000 shares of our common stock at a purchase price of $1.00 per share. The warrants expire five years from the date of the investment.

On March 1, 2011, we entered into a senior secured convertible promissory note with the same investor in exchange for $160,000 pursuant to the Financing Agreement. The note is due on November 18, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The note has an optional conversion feature by which Eurasian can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. In connection with the note, the investor also received warrants to purchase 160,000 shares of our common stock at a purchase price of $1.00 per share. The warrants expire five years from the date of the investment.

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

During the fiscal year ending 2011, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity. We also expect to make future payments related to certain of our oil and gas projects as discussed above. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and future payments related to certain of our oil and gas projects, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Alamo Energy Corp., a Nevada corporation

March 22, 2011	By:	/s/ Allan Millmaker
	Its:	Allan Millmaker Chief Executive Officer, President, Director (Principal Executive Officer)

March 22, 2011	By:	/s/ Philip Mann
	Its:	Philip Mann Chief Financial Officer, Secretary, Director (Principal Financial and Accounting Officer)