Form 10-K/A
period 2010-04-30
Alamo Energy Corp.
filed 2011-04-22
CIK 1360334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

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

EXPLANATORY NOTE

On August 4, 2010, Alamo Energy Corp. a Nevada corporation, (the “Registrant”), filed its Annual Report on Form 10-K (“Form 10-K”) for the year ended April 30, 2010. The Registrant is filing this Amendment No.  1 to Form 10-K (“Amendment No. 1”) to revise certain information and provide additional disclosure in response to a comment letter from the Securities and Exchange Commission. Amendment No. 1 does not reflect events occurring after the date of the Form 10-K.

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

The Lozano Lease - Frio County, Western Gulf Province, Texas. In September 2009, Alamo Oil acquired certain oil, gas and mineral leases totaling approximately 110 gross acres, located in Frio County, Texas. As a result of the Asset Purchase, we own a seventy-five percent (75%) working interest in the Lozano lease, which is a currently producing asset with three wells. All three wells have had recently completed workovers.  The production from the Lozano wells is mature and we believe the wells are likely to continue to produce with slow decline for the foreseeable future. We initially believed the wells would produce at least $30,000 in revenues per quarter for the initial twelve month period after we acquired the interest based on a guaranty by Trius Energy LLC (“Trius”), the operator of the Lozano lease. The $30,000 per quarter is not based on our working interest but rather is attributable to the guaranty by the operator. The guaranty is included in a letter agreement between Alamo Oil and Trius. However, no other written agreement exists between Alamo Oil and Trius. Therefore, we do not believe the guaranty is enforceable. We do not have a written operator’s agreement with Trius, which owns the remaining twenty-five percent (25%) working interest in the Lozano lease.

We also had received informal options to purchase other working interests in oil and gas leases in Texas, ranging from 30% to 100%. These options expired at various dates through March 2010.

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

Aimwell Agreement. In January 2010, we entered into a letter agreement with Aimwell Energy Limited, a corporation based in the United Kingdom (“Aimwell”), for the participation rights with regard to Aimwell’s license to operation certain oil and gas properties located on approximately 400 square kilometers in the United Kingdom.  Pursuant to the agreement and subject to regulatory approval, Aimwell assigned a 90% interest in the license to us in exchange for our payment of 1 pound sterling to Aimwell, whereby we will be named the operator of the assets subject to the license.  Aimwell will retain a 10% interest in the license, though we will pay Aimwell’s proportional costs of operating the license until a field development plan is approved, and after which, the parties will share their costs in proportion to their ownership percentage interests in the license.  This brief description of the agreement is only a summary that discloses all materials terms of the agreement and is qualified in its entirety by reference to the full text of the agreement, which is filed as an exhibit to that Current Report on Form 8-K filed January 14, 2010.

Taylor TDS Five Well Program. In March 2010, we entered into an operating agreement with Boardman Energy Partners, LLC (“Boardman”), for the purchase of participation rights with regard to Boardman’s operation of five wells in the Taylor TDS Five Well Program ("Program") totaling approximately 55 gross acres located on the H.V. Taylor Lease in the Middle Eastern section of the Gradyville Quadrangle, Adair County, Kentucky, for the purpose of oil and gas exploration and development. Boardman is the operator of the project with full control of all operations. The operating agreement provides for our purchase of fractional undivided working interests (“Units”) in the operation of the wells drilled and operated under the operating agreement. Each Unit gives the purchaser the participation rights and revenue interests in the operation of the Program, at the rate of 2.0% working interest and 1.5% net revenue interest per Unit purchased.

The Operating Agreement is subject to an Addendum (Operating Agreement Addendum), referencing the incorporation of the subscription agreement concerning the purchase of the participation rights set forth in the Operating Agreement.   The Operating Agreement Addendum sets forth the representation Boardman had met the escrow conditions as of September 12, 2009 such that the funds we receive would be immediately available for use.

In conjunction with the Operating Agreement, we entered into a Subscription and Customer Agreement (“Subscription Agreement”) with Third Coast Energy & Development, LLC, (“Third Coast”) as consideration for our participation in the Operating Agreement, and made a cash payment to Third Coast in the amount of $303,986.  We purchased eight Units at the rate of $37,996 per Unit, or a total of $303,986. The Units have not been registered with any federal or state agency, and in accordance with applicable securities laws, may not be freely transferred except in accordance with such laws. This brief description of the operating agreement is only a summary that discloses all materials terms of the operating agreement and is qualified in its entirety by reference to the full text of the operating agreement as attached in Exhibit 10.1 to our Current Report on Form 8-K filed on March 9, 2010.

WEJCO Agreement. In April 2010, we entered into a participation agreement with WEJCO, Inc., located in Texas (“WEJCO”), to acquire participation rights in WEJCO’s working interest in oil, gas and mineral leases represented by a leasehold estate and well on approximately 453 gross acres in Brown County, Texas, in exchange for our cash payment of $18,050 and the future payment of a proportional share of drilling and completion costs in the project.  The initial cash payment of $18,050 represents twenty percent (20%) of the total $90,250 cost of the geologic, land and seismic costs attributed to the well project in exchange for an assignment of WEJCO’s interest in the project to us.  The subject of the agreement is the Duffer Re-entry Prospect, Hubbard H-1 well, located in Brown County, Texas, and the project involves re-entering the well or drilling a substitute well if the re-entry fails.  The agreement also provides for us and WEJCO to enter into an operating agreement whereby WEJCO will be designated the operator of the well, but that we will receive an interest in the net revenue of the project, as set forth in an exhibit attached to the Agreement. This brief description of the operating agreement is only a summary that discloses all materials terms of the operating agreement, which is attached as Exhibit 10.3 to our Current Report on Form 8-K filed on April 21, 2010.

Recent Developments.

Participation Agreement with Allied Energy, Inc.  In May 2010, we entered into a participation agreement with Allied Energy, Inc. (“Allied”), pursuant to which we acquired an undivided 50% working interest in the Florence Valentine Lease and a working interest and net revenue interest in the Valentine #1 re-entry well. This well is located on approximately 115 acres in Ritchie County, West Virginia within the Burning Springs Anticline. Allied is the operator of the project with full control of all operations. We paid the total drilling and completion costs of $153,500 to earn in the Valentine #1 re-entry well and the Florence Valentine lease a before payout working interest of 70% and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of 50% and net revenue interest of 42.2% (50% x 84.4%).  This brief description of the participation agreement is only a summary that discloses all materials terms of the operating agreement, which is attached as Exhibit 10.1 to our Report on Form 8-K filed on May 20, 2010.

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

Further, we have the following oil and gas property in connection with our principal business activities:

The Lozano Lease - Frio County, Western Gulf Province, Texas. In September 2009, Alamo Oil acquired certain oil, gas and mineral leases totaling approximately 110 gross acres, located in Frio County, Texas. As a result of the Asset Purchase, we own a seventy-five percent (75%) working interest in the Lozano lease, which is a currently producing asset with three wells. All three wells have had recently completed workovers.  The production from the Lozano wells is mature and we believe the wells are likely to continue to produce with slow decline for the foreseeable future. We initially believed the wells would produce at least $30,000 in revenues per quarter for the initial twelve month period after we acquired the interest based on a guaranty by Trius Energy LLC (“Trius”), the operator of the Lozano lease. The $30,000 per quarter is not based on our working interest but rather is attributable to the guaranty by the operator. The guaranty is included in a letter agreement between Alamo Oil and Trius. However, no other written agreement exists between Alamo Oil and Trius. Therefore, we do not believe the guaranty is enforceable. We do not have a written operator’s agreement with Trius, which owns the remaining twenty-five percent (25%) working interest in the Lozano Lease. We believe those wells will produce at least $30,000 cash flow per quarter. The production volumes are expected to continue to produce with little decline for the foreseeable future. The Lozano Lease has potential for production enhancement from the existing wells and also additional infill drilling on the lease. Further review and appraisal of the production performance and assessment of the remaining recoverable reserves is required to address this potential.

We also received informal options to purchase other working interests in oil and gas leases in Texas, ranging from 30% to 100% and which expire at various dates through March 2010 and which we may purchase for the aggregate amount of $650,000.   We did not take up our options and these have now expired.

Aimwell Agreement. As reported on our Report on Form 8-K filed on January 14, 2010, we entered into a letter agreement with Aimwell Energy Limited, a corporation based in the United Kingdom (“Aimwell”), for the participation rights with regard to Aimwell’s license to operation certain oil and gas properties located on approximately 400 square kilometers  in the United Kingdom.  Pursuant to the agreement and subject to regulatory approval, Aimwell assigned a 90% interest in the license to us in exchange for our payment of 1 pound sterling to Aimwell, whereby we will be named the operator of the assets subject to the license.  Aimwell will retain a 10% interest in the license, though we will pay Aimwell’s proportional costs of operating the license until a field development plan is approved, and after which, the parties will share their costs in proportion to their ownership percentage interests in the license.  This brief description of the agreement is only a summary that discloses all material terms of the agreement, which is filed as an exhibit to that Report on Form 8-K filed January 14, 2010.   As of the date of this report, all of the assignments have been completed and we have become the operator of the assets.

Taylor TDS Five Well Program. As reported on our Report on Form 8-K filed on March 9, 2010 , we entered into an operating agreement with Boardman Energy Partners, LLC (“Boardman”), for the purchase of participation rights with regard to Boardman’s operation of wells in the Taylor TDS Five Well Program ("Program") totaling approximately 55 gross acres  located on the H.V. Taylor Lease in the Middle Eastern section of the Gradyville Quadrangle, Adair County, Kentucky, for the purpose of oil and gas exploration and development. Boardman is the operator of the project with full control of all operations. The operating agreement provides for our purchase of fractional undivided working interests (“Units”) in the operation of the wells drilled and operated under the operating agreement. Each Unit gives the purchaser the participation rights and revenue interests in the operation of the Program, at the rate of 2.0% working interest and 1.5% net revenue interest per Unit purchased. We purchased eight Units in exchange for $303,968, or $37,996 per Unit, which means we own a 16% working interest and 12% net revenue interest in the Program. This brief description of the operating agreement is only a summary that discloses all material terms of the operating agreement, which is attached  in Exhibit 10.1 to that Report on Form 8-K filed on March 9, 2010.

WEJCO Agreement. As reported on our Report on Form 8-K filed on April 21, 2010, on April 16, 2010 , we entered into a participation agreement with WEJCO, Inc., located in Texas (“WEJCO”), to acquire participation rights in WEJCO’s working interest in oil, gas and mineral leases represented by a leasehold estate and well in on approximately 453 gross acres in Brown County, Texas, in exchange for our cash payment of $18,050 and the future payment of a proportional share of drilling and completion costs in the project.  The initial cash payment of $18,050 represents twenty percent (20%) of the total $90,250 cost of the geologic, land and seismic costs attributed to the well project in exchange for an assignment of WEJCO’s interest in the project to us.  The subject of the agreement is the Duffer Re-entry Prospect, Hubbard H-1 well, located in Brown County, Texas, and the project involves re-entering the well or drilling a substitute well if the re-entry fails.  The Agreement also provides for us and WEJCO to enter into an operating agreement whereby WEJCO will be designated the operator of the well, but that we will receive an interest in the net revenue of the project, as set forth in an exhibit attached to the agreement.  This brief description of the agreement is only a summary that discloses all material terms of the agreement, which is attached as  Exhibit 10.3 to that Report on Form 8-K filed on April 21, 2010.

Participation Agreement with Allied Energy, Inc.  In May 2010, we entered into a participation agreement with Allied Energy, Inc. (“Allied”), pursuant to which we acquired an undivided 50% working interest in the Florence Valentine Lease and a working interest and net revenue interest in the Valentine #1 re-entry well. This well is located on approximately 115 acres in Ritchie County, West Virginia within the Burning Springs Anticline. Allied is the operator of the project with full control of all operations. We paid the total drilling and completion costs of $153,500 to earn in the Valentine #1 re-entry well and the Florence Valentine lease a before payout working interest of 70% and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of 50% and net revenue interest of 42.2% (50% x 84.4%).  This brief description of the participation agreement is only a summary that discloses all material terms of the participation agreement, which is attached as Exhibit 10.1 to our Report on Form 8-K filed on May 20, 2010.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock.   Our authorized capital stock consists of 3,000,000,000 common shares, par value $.001 per share.  On April 30, 2010, there were 48,668,520 common shares issued and outstanding.

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

For the Period of Inception (September 1, 2009) through April 30, 2010.

Results of Operations.

Revenues. We had oil  revenues of $65,431 for the period of inception (September 1, 2009) through April 30, 2010.  Those revenues were generated from our interest in the Lozano lease in Texas. We had expected to generate greater revenues from the Lozano lease. However, multiple wells required maintenance resulting in significant production downtime and decreased lease revenues for the three month period ended April 30, 2010. We expect that lease revenues from the Lozano lease will continue with slow decline for the foreseeable futu re .
To implement our business plan during the next twelve months, we need to generate increased revenues from the Lozano lease and our other interests. Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Costs and  Expenses. For the period of inception (September 1, 2009) through April 30, 2010, our total operating costs and expenses were $ 56,946, which is primarily attributable to production costs of $17,718, professional fees of $233,863, wage related expenses of $73,768, and general and administrative expenses of $ 116,911 .

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

FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2010

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

Q Accountancy Corporation

/s/ Q Accountancy Corporation
Laguna Niguel, California
July 27, 2010

Alamo Energy Corp.
(An Exploration Stage Company)

Balance Sheet
April 30, 2010

ASSETS

Current assets
Cash	$285,458
Accounts receivable	18,034
Prepaid expenses	8,084
Total current assets	311,576
Oil and gas properties
Proved	300,000
Unproved	352,126
Less: accumulated depletion and amortization	(8,827)
Oil and gas properties, net	643,329
Total assets	$954,905

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$58,625
Accrued interest	18,723
Total current liabilities	77,348
Senior secured convertible promissory note, net of discount of $808,956	255,949
Total liabilities	333,297
Stockholders' equity:
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 48,668,520 shares issued and outstanding	48,669
Additional paid in capital	1,075,201
Accumulated deficit	(502,262)
Total stockholders' equity	$621,608
Total liabilities and stockholders' equity	$954,905

  The accompanying notes are an integral part of the financial statements.

Alamo Energy Corp.
(An Exploration Stage Company)

Statement of Operations
For the Period of Inception (September 1, 2009) through April 30, 2010

Oil revenues	$65,431

Operating costs and expenses:
Lease operating expenses	5,859
Production costs	17,718
Depletion and amortization	8,827
Wage related expenses	73,768
Professional fees	233,863
General and administrative expense	116,911
Total operating costs and expenses	456,946

Loss from operations	(391,515)

Other income (expense):
Interest expense	(18,768)
Interest expense - debt discount amortization	(91,979)
Total other expense	(110,747)

Net loss before income taxes	(502,262)
Provision for income taxes	-

Net loss	$(502,262)
Loss per share:
Basic and Diluted	$(0.03)
Weighted average shares outstanding:
Basic and Diluted	15,751,637

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

Alamo Energy Corp.
(An Exploration Stage Company)

Statement of Cash Flows
From the Period of Inception (September 1, 2009) through April 30, 2010

Cash flows used in operating activities:
Net loss	$(502,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Officer contribution of rent expense	2,800
Depletion and amortization	8,827
Accretion of debt discount	91,979
Decrease (increase) in assets:
Accounts receivable	(18,034)
Prepaid expenses and other current assets	(8,084)
Increase (decrease) in liabilities:
Accounts payable	(21,240)
Accrued interest	18,723
Cash used in operating activities	(427,291)
Cash flows used in investing activities:
Purchase of oil and gas properties	(352,156)
Cash used in investing activities	(352,156)
Cash flows provided by financing activities:
Proceeds from convertible secured promissory note	1,064,905
Cash provided by financing activities	1,064,905
Net increase in cash	285,458
Cash at beginning of period	-
Cash at end of period	$285,458

Supplemental Disclosure of Cash Flow Information

Cash paid during the fiscal years for:
Interest	$-
Income taxes	$-

Non-Cash Transactions

Non-cash financing and investing activities:
Shares issued for oil and gas properties	$300,000
Accounts payable acquired in reverse merger	$79,865

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

Revenue Recognition

Working interest, royalty and net profit interests, are recognized as revenue when oil and gas are sold. The Company records the sale of its interests in prospects generally as a reduction to the cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to a cost center.  A significant alternation would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. All terms of the sale are to be finalized and price readily determinable.

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

Capitalized costs within the cost centers are amortized on the unit-of-production basis using proved oil and gas reserves. The cost of investments in unproved properties and major development projects are excluded from capitalized costs to be amortized until it is determined whether or not proved reservescan be assigned to the properties. Until such a determination is made, the properties are assessed annually to ascertain whether impairment has occurred.  The costs of drilling exploratory dry holes are included in the amortization base immediately upon determination that the well is dry.

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

Alamo Energy Corp.
(An Exploration Stage Company)

Notes to the Financial Statements

4.         Oil and Gas Properties

The Company has an approximate 75% interest in 110 gross acres in the northeast quarter of the J. Poitevent Survey in Frio County, Texas, an approximate 16% interest in 55 gross acres in the middle eastern section of the Gradyville Quadrangle in Adair County, Kentucky, and an approximate 20% interest in 453 gross acres in Brown County, Texas as further detailed below.

On November 18, 2009, the Company acquired various oil and gas property rights in Frio County, Texas, with a fair value of $300,000, in exchange for 10,500,000 (350,000 pre-split) shares of the Company’s common stock.

On March 4, 2010, the Company entered into an operating agreement (the “Operating Agreement”) with Boardman Energy Partners, LLC (“Boardman”), for the purchase of participation rights with regard to Boardman’s operation of wells in the Taylor TDS Five Well Program (“Program”) located on the H.V. Taylor Lease in the Middle Eastern section of the Gradyville Quadrangle, Adair County, Kentucky, for the purpose of oil and gas exploration and development.  Boardman is the operator of the project with full control of all operations. The Operating Agreement provides for the Company's purchase of fractional undivided working interests (“Units”) in the operation of the wells drilled and operated under the Operating Agreement.  Each Unit gives the purchaser the participation rights and revenue interests in the operation of the Program, at the rate of 16% working interest and 1.5% net revenue interest per Unit purchased.

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

In January 2010, the Company entered into an agreement to farm into four UK onshore license blocks (TQ 26, TQ36, TQ46, TQ56) in the south of England totaling 400km sq. Pursuant to the agreement and subject to approval by the UK Department of Energy and Climate Change (DECC), The Company will own a 90% working interest on the license which according to an independent geological report would estimate The Company has also submitted an application to become the exploration operator for the license. All of the assignments have been completed and we have become the operator of the assets. Under the terms of the license, the joint partners will have to undertake 60km of 2D seismic survey on the lease.

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

The following table presents information regarding the Company’s net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

April 30, 2010
Property acquisition costs:
Proved	$300,000
Unproved	303,968
Exploration costs	48,188
Development costs	-
Totals	$652,156

Alamo Energy Corp.
(An Exploration Stage Company)

Notes to the Financial Statements
4.         Oil and Gas Properties (continued)

The Company’s unproved properties consist of leasehold acquisition and exploration costs in the following geographical areas:

April 30, 2010
Kentucky	$303,968
Texas	-
Totals	$303,968

The following table sets forth a summary of oil and gas property costs not being amortized as of July 31, 2010, by the fiscal year in which such costs were incurred:

Costs Incurred During Fiscal Years Ended April 30
	Balance 4/30/10	2010	Prior

Acquisition costs	$303,968	$303,968	$-
Exploration costs	-	-
Total	$303,968	$303,968	$-

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

Alamo Energy Corp.
(An Exploration Stage Company)

Notes to the Financial Statements

5.         Senior Secured Convertible Promissory Note and Warrants (continued)

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

As a result of the Asset Purchase Agreement with Alamo Oil on November 18, 2009, the Company acquired all of the assets of Alamo Oil, which consisted of various oil and gas properties and rights in Frio County, Texas, in exchange for 10,500,000 shares of the Company’s post-split common stock.  The value of the assets acquired was $300,000.

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

7.         Commitments and Contingencies

Going Concern

The Company is in the exploration stage, has  minimal revenue, and has incurred net losses of $502,262 since inception.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company's management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding.  The Company will also continue to borrow funds under the November 18, 2009 Note and Warrant Purchase Agreement. No assurances can be given that the Company will obtain to obtain sufficient working capital to sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Lease Obligations

At April 30, 2010, the Company does not have any leases.  The Company uses office space with a value of $500 per month that is contributed by the Company's CEO.

The Company also maintains an office in London, United Kingdom, where it occupies approximately 135 square feet of office space, in exchange for £2,200 + VAT per month on a month to month basis.

Alamo Energy Corp.
(An Exploration Stage Company)

Notes to the Financial Statements

8.         Supplemental Oil and Gas Reserve Information (Unaudited)

The Company has estimated the following reserve quantity and future net cash flow information for its proved reserves located in the State of Texas in the United States as of April 30, 2010.  The Company did not have any proved reserves in the State of Texas at April 30, 2009. The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

The standardized measure of discounted future net cash flows is provided using the 12-month unweighted arithmetic average. The oil price used as of April 30, 2010 was $68.14 per bbl of oil. Future production costs are based on year-end costs and include severance and ad valorem taxes. Each property that is leased by the Company is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount rate.

Reserve Quantities
Oil
(Bbls)
Proved Developed Reserves
Balance, September 1, 2009 (inception)	-
Extensions and discoveries	-
Purchases	10,462
Production	(1,658)

Balance, April 30, 2010	8,804

Proved Undeveloped Reserves

Balance, April 30, 2010	7,205

During the period from inception (September 1, 2009) through April 30, 2010, the Company acquired an estimated 7,205 bbls of proved undeveloped net oil reserves in place in connection with the Company’s purchase of the Lozano lease in Frio County, Texas of approximately 82.5 net acres consisting of four (4) wells.  None of the proved undeveloped oil reserves were converted during the period ended April 30, 2010 as the Company is reviewing the production performance and assessment of the remaining recoverable resources.  In addition, there were no proved undeveloped reserves over five (5) years.

Standardized Measure of Discounted Future Net Cash Flows
April 30, 2010
Future cash flows	$965,060
Future production and development costs	(428,314)
Future income taxes	-
Future net cash flows before discount	536,746
10% discount to present value	(208,060)
Standardized measure of discounted future net cash flows	$328,686

Alamo Energy Corp.
(An Exploration Stage Company)

Notes to the Financial Statements

8.         Supplemental Oil and Gas Reserve Information (Unaudited) (continued)

The Company used discounted future net cash flows, which is calculated without deducting estimated future income tax expenses, and the present value thereof as one measure of the value of the Company's current proved reserves and to compare relative values among peer companies without regard to income taxes.  While future net revenue and present value are based on prices, costs and discount factors which are consistent from company to company, the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company.  As of April 30, 2010, the present value of discounted future net cash flows and the standardized measure of discounted future net cash flows are equal because the effects of estimated future income tax expenses are zero.

Changes in the Standardized Measure of Discounted Future Net Cash Flows
	April 30, 2010
Standardized measure of discounted future net cash flows at September 1, 2009 (inception)	$	---
Purchases of reserves in place		370,540
Extensions and discoveries, net of future production and development costs		---
Sales of oil and gas produced, net of production costs		(41,854)
Net change in income taxes		---
Standardized measure of discounted future net cash flows at April 30, 2010		$328,686

9.      Subsequent Events (Unaudited)

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

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon our management’s original evaluation of those controls and procedures performed as of April 30, 2010, the date of this report, our chief executive officer and our principal financial officer originally concluded that our disclosure controls and procedures were effective.

However, we did not include certain oil and gas disclosures required by Regulation S-K in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.  As a result, as of the date of this report, our disclosure controls and procedures were, in fact, not effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer originally believed that, as of April 30, 2010, our internal controls over financial reporting were effective based on those criteria. However, we did not include certain oil and gas disclosures required by Items 1201 though 1208 of Regulation S-K in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010. As a result, as of the date of this report, our internal controls over financial reporting were, in fact, not effective.

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

10.8	Form of Note and Warrant Purchase Agreement , incorporated by reference to our Report on Form 8-K filed on November 24, 2009
10.9	Form of Convertible Promissory Note , incorporated by reference to our Report on Form 8-K filed on November 24, 2009
10.10	Form of Warrant Agreement , incorporated by reference to our Report on Form 8-K filed on November 24, 2009
10.11	Form of Security Agreement, incorporated by reference to our Report on Form 8-K filed on November 24, 2009
10.12	Letter Agreement with Aimwell Energy Limited, dated as of January 11, 2010, incorporated by reference to our Report on Form 8-K filed on January 14, 2010
10.13	Form of Senior Secured Convertible Promissory Note, incorporated by reference to our Report on Form 8-K filed on February 9, 2010
10.14	Form of Warrants, incorporated by reference to our Report on Form 8-K filed on February 9, 2010
10.15	Form of Amended and Restated Security Agreement, incorporated by reference to our Report on Form 8-K filed on February 9, 2010
10.16	Operating Agreement with Boardman Energy Partners LLC., incorporated by reference to our Report on Form 8-K filed on March 10, 2010
10.17	Addendum to Operating Agreement with Boardman Energy Partners LLC., incorporated by reference to our Report on Form 8-K filed on March 10, 2010
10.18	Subscription and Customer Agreement with Third Coast Energy & Development LLC, incorporated by reference to our Report on Form 8-K filed on March 10, 2010
10.19	Form of Senior Secured Convertible Promissory Note, incorporated by reference to our Report on Form 8-K filed on March 10, 2010
10.20	Form of Warrants, incorporated by reference to our Report on Form 8-K filed on March 10, 2010
10.21	Form of Senior Secured Convertible Promissory Note, incorporated by reference to our Report on Form 8-K filed on March 30, 2010
10.22	Form of Warrants, incorporated by reference to our Report on Form 8-K filed on March 30, 2010
10.23	Form of Senior Secured Convertible Promissory Note, incorporated by reference to our Report on Form 8-K filed on April 21, 2010
10.24	10.2 Form of Warrants, incorporated by reference to our Report on Form 8-K filed on April 21, 2010
10.25	Participation Agreement with WEJCO Inc. incorporated by reference to our Report on Form 8-K filed on April 21, 2010
10.26	Participation Agreement with Allied Energy, Inc. incorporated by reference to our Report on Form 8-K filed on May 20, 2010
10.27	Form of Senior Secured Convertible Promissory Note, incorporated by reference to our Report on Form 8-K filed on April 21, 2010
10.28	Form of Warrants, incorporated by reference to our Report on Form 8-K filed on April 21, 2010
14.1	Code of Ethics, incorporated by reference to our Annual Report on Form 10-KSB filed on August 14, 2007
23.1	Consent of Technical Report Author *
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99	Certified Revised SEC Reserves Report and Economic Valuation of Lozano Lease located in Frio County, Texas *
*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alamo Energy Corp.
a Nevada corporation

April 21, 2011	By:	/s/ Allan Millmaker
Allan Millmaker
	Its:	Chief Executive Officer, President, and a director
(Principal Executive Officer)

April 21, 2011	By:	/s/ Philip Mann
Philip Mann
	Its:	Chief Financial Officer, Secretary and a director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Allan Millmaker	April 21, 2011
Allan Millmaker
Its:	CEO, President, and a director
(Principal Executive Officer)

By:	/s/ Philip Mann	April 21, 2011
Philip Mann
Its:	CFO, Secretary, and a director
(Principal Financial and Accounting Officer)