Form 10-Q/A
period 2010-07-31
Alamo Energy Corp.
filed 2011-04-22
CIK 1360334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ❒No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ❒Yes ❒No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	❒		Accelerated filer	❒
Non-accelerated filer	❒	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ❒Yes  ☒No

As of September 15, 2010, there were 48,668,520 shares of the issuer’s $.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

On September 20, 2010, Alamo Energy Corp. a Nevada corporation, (the “Registrant”), filed its Quarterly Report on Form 10-Q (“Form 10-Q”) for the period ended July 31, 2010. The Registrant is filing this Amendment No.  1 to Form 10-Q (“Amendment No. 1”) to revise certain information and provide additional disclosure in response to a comment letter from the Securities and Exchange Commission. Amendment No. 1 does not reflect events occurring after the date of the Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALAMO ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS

	July 31, 2010 Unaudited	April 30, 2010
Current assets
Cash	$157,066	$285,458
Accounts receivable	-	18,034
Prepaid expenses	20,212	8,084

Total current assets	177,278	311,576

Oil and gas properties
Proved	300,000	300,000
Unproved	578,083	352,156
Less: accumulated depletion and amortization	(12,980)	(8,827)
Oil and gas properties, net	865,103	643,329
Total assets	$1,042,381	$954,905

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$56,139	$58,625
Accrued interest	40,542	18,723

Total current liabilities	96,681	77,348

Senior secured convertible promissory notes, net of discount of $933,040 and $808,956 respectively	306,865	255,949

Total liabilities	403,546	333,297

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 48,668,520 and 48,668,520 issued and outstanding, respectively	48,669	48,669
Additional paid-in capital	1,251,251	1,075,201
Deficit accumulated during the exploration stage	(661,085)	(502,262)

Total stockholders’ equity (deficit)	638,835	621,608

Total liabilities and stockholders’ equity (deficit)	$1,042,381	$954,905

See accompanying notes to financial statements.

ALAMO ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2010 AND
FOR THE PERIOD OF INCEPTION (SEPTEMBER 1, 2009) THROUGH JULY 31, 2010
(UNAUDITED)

	Three Months Ended July 31, 2010	Inception (September 1, 2009) through July 31, 2010
Oil revenues	$11,361	$76,792

Operating expenses:
Lease operating	2,197	8,056
Production costs	1,893	19,611
Depletion and amortization	4,153	12,980
Wage related expenses	40,836	114,604
Professional fees	31,567	265,430
General and administrative	16,804	133,715
Total operating expenses	97,450	554,396

Loss from operations	(86,089)	(477,604)

Other income (expense):
Interest expense	(21,818)	(40,586)
Interest expense, debt discount amortization	(50,916)	(142,895)
Other income (expense), net	(72,734)	(183,481)

Net loss before provision for income taxes	(158,823)	(661,085)

Provision for income taxes	-	-

Net loss	$(158,823)	$(661,085)
Weighted average shares outstanding- basic and diluted	48,668,520	37,268,686

Net loss per share – basic and diluted	$(0.00)	$(0.02)

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

ALAMO ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2010 AND
FOR THE PERIOD OF INCEPTION (SEPTEMBER 1, 2009) THROUGH JULY 31, 2010
(UNAUDITED)

	For the Three Months Ended July 31, 2010	For the Period from Inception (September 1, 2009) through July 31, 2010
Cash flows from operating activities
Net loss	$(158,823)	$(661,085)
A Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,050	3,850
Depletion and amortization	4,153	12,980
A Accretion of debt discount	50,916	142,895
Changes in operating assets and liabilities
Decrease in accounts receivable	18,034	-
(Increase) in prepaid expenses	(12,128)	(20,212)
(Decrease) increase in accounts payable	(2,485)	(23,726)
Increase in accrued interest	21,818	40,542

Net cash used in operating activities	(77,465)	(504,756)

Cash flows from investing activities
Purchase of oil and gas properties	(225,927)	(578,083)

Net cash used by investing activities	(225,927)	(578,083)

Cash flows from financing activities
Proceeds from convertible promissory notes	175,000	1,239,905

Net cash provided by financing activities	175,000	1,239,905

Net increase (decrease) in cash	(128,392)	157,066

Cash, beginning of period	285,458	-

Cash, end of period	$157,066	$157,066

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-

Interest paid	$-	$-

Shares issued for oil and gas properties	$-	$300,000

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

The following table presents information regarding the Company’s net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

	July 31, 2010	April 30, 2010
Property acquisition costs:
Proved	$300,000	$300,000
Unproved	493,315	303,968
Exploration costs	71,788	39,361
Development costs	-	-
Totals	$865,103	$643,329

At December 31, 2006 and 2005, the Company’s unproved properties consist of leasehold acquisition and exploration costs in the following geographical areas:

	July 31, 2010	April 30, 2010
Kentucky	$303,968	$303,968
West Virginia	153,500	-
Texas	35,847	-

Totals	$493,315	$300,968

The following table sets forth a summary of oil and gas property costs not being amortized as of December 31, 2006, by the year in which such costs were incurred:

	Costs Incurred During Fiscal Years Ended April 30
	Balance 7/31/10	2011	2010	Prior

Acquisition costs	$339,815	$35,847	$303,968	$-
Exploration costs	153,500	153,500	-

Total	$493,315	$189,347	$303,968	$-

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

Recent Developments.

Valentine Agreement. In May 2010, we entered into a participation agreement with Allied Energy, Inc. (“Allied”), pursuant to which we acquired an undivided 50% working interest in the Florence Valentine Lease and a working interest and net revenue interest in the Valentine #1 re-entry well.  This well is located on approximately 115 acres in Ritchie County, West Virginia within the Burning Springs Anticline.  Allied is the operator of the project with full control of all operations.  We paid the total drilling and completion costs of $153,500 to earn in the Valentine #1 re-entry well and the Florence Valentine lease a before payout working interest of 70% and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of 50% and net revenue interest of 42.2% (50% x 84.4%).  This brief description of the participation agreement is only a summary that discloses all material terms of the participation agreement, which is attached as Exhibit 10.1 to our Current Report on Form 8-K filed on May 20, 2010.

Dillon Agreement. On August 4, 2010, we entered into another participation agreement with Allied, which we acquired an undivided fifty percent (50%) working interest in the M. Dillon Lease and a working interest and net revenue interest in the Dillon #1 re-entry well.  The well is located on approximately 204 acres in Pleasants County, West Virginia.  Allied is the operator of the project with full control of all operations.  We paid the total drilling and completion costs of $179,125 to earn in the well and the lease a before payout working interest of seventy percent (70%) and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of fifty percent (50%) and net revenue interest of 42.2% (50% x 84.4%).  The participation agreement also provides that we shall have the option to participate in the re-entry of sixteen additional wells owned by Allied in West Virginia , including, but not limited to, the well WVIC D-12.   This brief description of the participation agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the participation agreement, which is attached as Exhibit  10.1 to our Current Report on Form 8-K filed on August 5, 2010.

Berry Agreement. On September 3, 2010, we entered into a Subscription Agreement (the “Sub Agreement”) with Berry Resources, Inc. (“Berry”), to purchase 6.5 units of the Berry Prospect #22-A, which includes two (2) wells to be drilled in North Central, Pickett County, Tennessee, in exchange for our cash payment of $97,500.  Each unit is equal to approximately 3.33% working interest or approximately 2.33% net revenue interest in each of the two (2) wells to be drilled in North Central, Pickett County, Tennessee.  The Sub Agreement also provides for Berry and us to enter into an operating agreement whereby Berry will be designated the operator of the well.  This brief description of the Sub Agreement is only a summary that discloses all material terms of the Sub Agreement, which is attached as Exhibit 10.1 to our Current Report on Form 8-K filed on September 9, 2010.

For the three months ended July 31, 2010.

Results of Operations.

Revenues.  We had oil revenues of $11,361 for the three months ended July 31, 2010.  Those revenues were generated from our interest in the Lozano lease in Texas. We had expected to generate greater revenues from the Lozano lease. However, multiple wells required maintenance resulting in significant production downtime and decreased lease revenues for the three month period ended July 31, 2010. We are currently evaluating several options including change of operator to improve the lower than expected production figures. We expect that lease revenues from the Lozano lease will continue with slow decline for the foreseeable future.

To implement our business plan during the next twelve months, we need to generate increased revenues from the Lozano lease and other interests.  Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues.  If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses.  For the three months ended July 31, 2010, our total operating expenses were $97,450 , which is comprised of lease and operating costs of $8,243, wage related expenses of $40,836, professional fees of $31,567 and general and administrative expenses of $ 16,804 .

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Not applicable.

Item 4T.  Controls and Procedures.

Evaluation of disclosure controls and procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the   it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based upon our management’s original evaluation of those controls and procedures performed as of July 31, 2010, the date of this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

However, we did not include certain oil and gas disclosures required by Regulation S-K in our Quarterly Report on Form 10-Q for the period ended July 31, 2010.  As a result, as of the date of this report, our disclosure controls and procedures were, in fact, not effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 4.  Submission of Matters to Vote of Security Holders.

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

Alamo Energy Corp., a Nevada corporation

April 21, 2011	By:	/s/ Allan Millmaker
	Its:	Allan Millmaker Chief Executive Officer, President, Director (Principal Executive Officer)

April 21, 2011	By:	/s/ Philip Mann
	Its:	Philip Mann Chief Financial Officer, Secretary, Director (Principal Financial and Accounting Officer)