Form 10-Q/A
period 2010-10-31
Alamo Energy Corp.
filed 2011-04-22
CIK 1360334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

On December 20, 2010, Alamo Energy Corp. a Nevada corporation, (the “Registrant”), filed its Quarterly Report on Form 10-Q (“Form 10-Q”) for the period ended October 31, 2010. The Registrant is filing this Amendment No.1 to Form 10-Q (“Amendment No. 1”) to revise certain information and provide additional disclosure in response to a comment letter from the Securities and Exchange Commission. Amendment No. 1 does not reflect events occurring after the date of the Form 10-Q.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

ALAMO ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
	October 31,	April 30,
	2010 (Unaudited)	2010

ASSETS

Current assets
Cash and cash equivalents	$3,053	$285,458
Accounts Receivable	4,000	18,034
Prepaid expenses and deposits	15,712	8,084
Total current assets	22,765	311,576

Property and equipment
Oil and gas properties
Proved	300,000	300,000
Unproved	897,138	352,156
Office furniture and equipment	5,296	-
Less: accumulated depreciation, depletion and amortization	(16,662)	(8,827)
Property and equipment, net	1,185,772	643,329
Total assets	$1,208,537	$954,905

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	88,137	58,625
Accrued interest	71,774	18,723
Total current liabilities	159,911	77,348

Senior secured convertible promissory notes, net of discount of 1,091,102 and $808,956 respectively	433,803	255,949
Total liabilities	593,714	333,297

Stockholders' equity (deficit)
Common stock, $0.001 par value, 3,000,000,000 shares
authorized, 48,668,520 and 48,668,520 issued and outstanding, respectively	48,669	48,669
Additional paid-in capital	1,537,301	1,075,201
Accumulated (deficit) during exploration stage	(971,147)	(502,262)
Total stockholders' equity	614,823	621,608

Total liabilities and stockholder's equity	$1,208,537	$954,905

The accompanying notes to the financial statements are an integral part of these statements.

ALAMO ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2010 AND
FOR THE PERIOD OF INCEPTION (SEPTEMBER 1, 2009) THROUGH OCTOBER 31, 2010
(UNAUDITED)

	Three Months Ended October 31, 2010	Inception (September 1, 2009) through October 31, 2009	Six Months Ended October 31, 2010	Inception (September 1, 2009) through October 31, 2009	Inception (September 1, 2009) through October 31, 2010

Oil revenues	$38,594	$12,446	$49,955	$12,446	$115,386

Operating costs and expenses
Lease operating	2,197	1,465	4,394	1,465	10,253
Production costs	23,993	6,742	25,886	6,742	41,055
Depreciation, depletion and amortization	3,572	2,549	7,835	2,549	16,662
Wage related expenses	45,566	-	86,402	-	160,170
Professional fees	61,457	49,502	82,887	49,502	326,887
General and administrative	53,701	769	80,533	769	189,855
Total operating costs and expenses	190,486	61,027	287,937	61,027	744,882

Loss from operations	(151,892)	(48,581)	(237,982)	(48,581)	(629,496)

Other income (expense):
Interest expense	(31,232)	-	(53,049)	-	(71,818)
Interest expense, debt discount amortization	(126,938)	-	(177,854)	-	(269,833)
Other income (expense), net	(158,170)	-	(230,903)	-	(341,651)

Net loss before provisions for income taxes
(Loss) from discontinued operations	(310,062)	(48,581)	(468,885)	(48,581)	(971,147)

Provision for income taxes	-	-	-	-

Net loss	$(310,062)	$(48,581)	$(468,885)	$(48,581)	$(971,147)
Weighted average shares outstanding - basic and diluted
	48,668,520	5,888,950	48,668,520	5,888,950	37,268,686

Net loss per share - basic and diluted	$0.01	$0.00	$0.01	$0.01	$0.03

The accompanying notes to the financial statements are an integral part of these statements.

ALAMO ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2010 AND
FOR THE PERIOD OF INCEPTION (SEPTEMBER 1, 2009) THROUGH OCTOBER 31, 2010
(UNAUDITED)
	Six Months Ended October 31, 2010	Inception (September 1, 2009) through October 31, 2009	Inception (September 1, 2009) through October 31, 2010

Cash (used in) operating activities:

Net (loss) for the period	$(468,885)	$(48,581)	$(971,147)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	2,100	700	4,900
Depreciation, depletion and amortization	7,835	2,549	16,662
Accretion of debt discount	177,854	-	269,833
Changes in operating assets and liabilities
Decrease in accounts receivable	14,034	-	(4,000)
(Increase) in prepaid expenses	(7,628)	-	(15,712)
Increase in accounts payable	29,512	45,363	8,272
Increase in accrued interest	53,051	-	71,774
Net cash (used in) investing activities	(192,127)	31	(619,418)

Cash (used in) Investing Activities
Purchase of office furniture and equipment	(5,296)	-	(5,296)
Purchase of oil and gas properties	(544,982)	-	(897,138)
Net cash (used in) Investing Activities	(550,278)	-	(902,434)

Cash from financing activities:
Proceeds from related party notes	-	-	-
Proceeds from convertible promissory notes	460,000	-	1,524,905
Additional paid-in capital	-	-	-
Common Stock	-	-	-
Net cash from financing activities	460,000	-	1,524,905

Net increase (decrease) in cash	(282,405)	31	3,053

Cash, beginning of period	285,458	-	-
Cash, end of period	$3,053	$31	3,053

Supplemental disclosures:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

ALAMO ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD OF INCEPTION (SEPTEMBER 1, 2009) THROUGH OCTOBER 31, 2010
(UNAUDITED)

	Shares	Amount	Additional Paid- in Capital	Deficit Accumulated During the Development Stage	Total

Balance, September 1, 2009	176,668,500	$176,669	$(176,669)	$-	$-

Shares issued for oil and gas properties	10,500,000	10,500	289,500	-	300,000

Shares issued for cash and assumption of liabilities	(138,499,980)	(138,500)	(58,635)	-	(79,865)

Discount on convertible notes payable	-	-	900,935	-	900,935

Contribution of facilities rent – related party	-	-	2,800	-	2,800

Net (loss)	-	-	-	(502,262)	(502,262)

Balance, April 30, 2010	48,668,520	$48,669	$1,075,201	$(502,262)	$621,608

Discount on convertible notes payable	-	-	175,000	-	175,000

Contribution of facilities rent – related party	-	-	1,050	-	1,050

Net (loss)	-	-	-	(158,823)	(158,823)

Balance, July 31, 2010	48,668,520	$48,669	$1,251,251	$(661,085)	$638,835

Discount on convertible notes payable	-	-	285,000	-	285,000

Contribution of facilities rent – related party	-	-	1,050	-	1,050

Net (loss)	-	-	-	(310,062)	(310,062)

Balance, October 31, 2010	48,668,520	$48,669	$1,537,301	$(971,147)	$614,823

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

Concentration of Credi t Risk

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

Fixed Assets

Fixed assets are carried at cost less a provision for depreciation on a straight-line basis over their estimated useful lives as follows:

Computer equipment	3 years

3.         Fixed Assets

Fixed assets consist of the following:

	September 30, 2010	April 30, 2010

Computer equipment	$5,296	$-
Less: Accumulated depreciation	(110)	-

	$5,186	$-

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

The following table presents information regarding the Company’s net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

	October 31, 2010	April 30, 2010
Property acquisition costs:
Proved	$300,000	$300,000
Unproved	769,940	303,968
Exploration costs	127,198	48,188
Development costs	-	-
Totals	$1,197,138	$652,156

The Company's proved properties were acquired in November 2009 with the oil, gas and mineral leases in Frio County, Texas valued at $300,000 in exchange for 10,500,000 shares of the Company's common stock.  The lease (the Lozano Lease) totals approximately 110 gross acres, of which the Company owns a seventy-five (75%) working interest in three wells that are currently producing approximately 200 barrels of oil per month.

As of October 31 and April 30, 2010, the Company’s unproved properties consist of leasehold acquisition and exploration costs in the following geographical areas:

	October 31, 2010	April 30, 2010
Kentucky	$303,968	$303,968
West Virginia	332,625	-
Tennessee	97,500	-
Texas	35,847	-

Totals	$769,940	$300,968

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

6.          Equity

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

8.          Subsequent Events

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

Recent Developments.

Valentine Agreement. In May 2010, we entered into a participation agreement with Allied Energy, Inc. (“Allied”), pursuant to which we acquired an undivided 50% working interest in the Florence Valentine Lease and a working interest and net revenue interest in the Valentine #1 re-entry well. This well is located on approximately 115 acres in Ritchie County, West Virginia within the Burning Springs Anticline. Allied is the operator of the project with full control of all operations. We paid the total drilling and completion costs of $153,500 to earn in the Valentine #1 re-entry well and the Florence Valentine lease before a payout working interest of 70% and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of 50% and net revenue interest of 42.2% (50% x 84.4%). This brief description of the participation agreement is not intended to be complete and is  only a summary that discloses all materials terms of the operating agreement, which is attached as Exhibit 10.1 to our Report on Form 8-K filed on May 20, 2010. Work on the Valentine #1 re-entry well commenced in June 2010 and production from natural flow has commenced as of August 2010.

Dillon Agreement. On August 4, 2010, we entered into a participation agreement with Allied, pursuant to which we acquired an undivided fifty percent (50%) working interest in the M. Dillon Lease and a working interest and net revenue interest in the Dillon #1 re-entry Well. This well is located on approximately 204 acres in Pleasants County, West Virginia. Allied is the operator of the project with full control of all operations. We paid the total drilling and completion costs of $179,125 to earn in the Dillon #1 re-entry well and M. Dillon Lease a before payout working interest of seventy percent (70%) and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of fifty percent (50%) and net revenue interest of 42.2% (50% x 84.4%). The participation agreement also provides that we have the option to participate in the re-entry of sixteen additional wells owned by Allied in West Virginia, including, but not limited to, the well WVIC D-12 as described below . This brief description of the participation agreement is not intended to be complete and is only a summary that discloses all the materials terms of the participation agreement, which is attached as Exhibit 10.1 to our Report on Form 8-K filed on August 5, 2010.

Amendment Agreement. On October 15, 2010, we entered into an amendment to the participation agreement (“Amendment Agreement”) with Allied, the practical effect of which is that we replaced our participation in the Dillon #1 well with participation in the Goose Creek #4 well in Ritchie County, West Virginia . Specifically, the Amendment Agreement amended the following: (i) the Operating Agreement with respect to the Florence Valentine Lease, (ii) the Participation Agreement with respect to the reentry of the Dillon #1 well dated August 2, 2010, and (iii) the Joint Operating Agreement with respect to the M. Dillon Lease in Ritchie County, West Virginia dated August 2, 2010. The Amendment amends the Valentine JOA and the Dillon JOA to include Exhibit C which provides the accounting procedures for the operations. The Amendment also amends the Participation Agreement by replacing all references of the Dillon #1 well in Pleasant County, West Virginia, to the Goose Creek #4 well (API #47-082-06942) in Ritchie County, West Virginia. The Amendment also amends the Dillon JOA by replacing all references of the Dillon #1 well in Pleasant County, West Virginia, to the Goose Creek well #4 (API #47-082-06942). The Amendment also amends the Participation Agreement and the Dillon JOA to delete the Exhibit A to those agreements and replace it with the Exhibit A attached to the Amendment as Appendix 2. This brief description of the Amendment is only a summary that discloses all materials terms of the operating agreement which is attached as Exhibit 10.1 to our Report on Form 8-K filed on October 7, 2010. This Goose Creek #4 well is included in the Eco Forrest Lease, which is located on approximately 493 acres in Ritchie County, West Virginia.

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

Berry Agreement. On September 3, 2010, we entered into a Subscription Agreement (the “Sub Agreement”) with Berry Resources, Inc. (“Berry”), to purchase 6.5 units of the Berry Prospect #22-A, which includes two (2) wells to be drilled on approximately 300 acres in North Central, Pickett County, Tennessee, in exchange for our cash payment of $97,500. Each unit is equal to approximately 3.33% working interest or approximately 2.33% net revenue interest in each of the two (2) wells to be drilled in North Central, Pickett County, Tennessee. The Sub Agreement also provides for Berry and us to enter into an operating agreement whereby Berry will be designated the operator of the well. This brief description of the Sub Agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the Sub Agreement is only a summary that discloses all materials terms of the operating agreement, which is attached as Exhibit 10.1 to our Current Report on Form 8-K filed on September 9, 2010.

For the three months ended October 31, 2010, as compared to the period from September 1, 2009 (inception) through October 31, 2009.

Results of Operations.

Revenues. We had oil revenues of $38,594 for the three months ended October 31, 2010, as compared to oil revenues of $12,446 for the period from September 1, 2009 (inception) through October 31, 2009.  Those revenues were generated from our interest in the Lozano lease in Texas. We had expected to generate greater revenues from the Lozano lease. However, multiple wells required maintenance resulting in significant production downtime and decreased lease revenues for the three month period ended October 31, 2010. We are currently evaluating several options including change of operator to improve production figures.

To implement our business plan during the next twelve months, we need to generate increased revenues from the Lozano lease and other interests. Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Costs and Expenses. For the three months ended October 31, 2010, our total operating costs and expenses were $190,486, which is primarily comprised of production costs of $23,993, wage related expenses of $45,566, professional fees of $61,457 and general and administrative expenses of $53,701. By comparison, our total operating costs and expenses were $61,027 for the period from September 1, 2009 (inception) through October 31, 2009.

We expect that our future monthly operating expenses for fiscal year 2010 will be similar to our current expense levels, plus additional direct costs relating to newly acquired interests.  We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Operating Loss.   For the three months ended October 31, 2010, our total loss from operations was $151,892, as compared to a total loss from operations of $48,581 for the period from September 1, 2009 (inception) through October 31, 2009. We expect that we will continue to generate operating losses for the foreseeable future.

Other Expenses.  For the three months ended October 31, 2010, our total other expenses were $158,170, which was comprised of interest expense of $31,232 and debt discount amortization of $126,938.  The total other expenses is attributed to the interest expense and debt discount which resulted from the senior secured convertible promissory note financing.

Net Loss.  For the three months ended October 31, 2010, our net loss was $310,062, as compared to a net loss of $48,581 for the period from September 1, 2009 (inception) through October 31, 2009.  We hope to generate additional revenues from our projects to cover out operating costs, which will reduce our net loss in the future.  We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

For the six months ended October 31, 2010, as compared to the period from September 1, 2009 (inception) through October 31, 2009.

Results of Operations.

Revenues.  We had oil revenues of $49,955 for the six months ended October 31, 2010, as compared to oil revenues of $12,446 for the period from September 1, 2009 (inception) through October 31, 2009.  Those revenues were generated from our interest in the Lozano lease in Texas. We had expected to generate greater revenues from the Lozano lease. However, multiple wells required maintenance resulting in significant production downtime and decreased lease revenues for the six month period ended October 31, 2010. We are currently evaluating several options including change of operator to improve production figures.

To implement our business plan during the next twelve months, we need to generate increased revenues from the Lozano lease and other interests.  Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues.  If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Costs and Expenses.  For the six months ended October 31, 2010, our total operating costs and expenses were $287,937, which is primarily comprised of production costs of $25,886, wage related expenses of $86,402, professional fees of $82,887 and general and administrative expenses of $80,533. By comparison, our total operating costs and expenses were $48,581 for the period from September 1, 2009 (inception) through October 31, 2009.

We expect that our future monthly operating expenses for fiscal year 2010 will be similar to our current expense levels, plus additional direct costs relating to newly acquired interests.  We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Operating Loss.   For the six months ended October 31, 2010, our total loss from operations was $237,982, as compared to a total loss from operations of $48,581 for the period from September 1, 2009 (inception) through October 31, 2009. We expect that we will continue to generate operating losses for the foreseeable future.

Other Expenses.  For the six months ended October 31, 2010, our total other expenses were $230,903, which was comprised of interest expense of $53,049 and debt discount amortization of $177,854.  The total other expenses is attributed to the interest expense and debt discount which resulted from the senior secured convertible promissory note financing.

Net Loss.  For the six months ended October 31, 2010, our net loss was $468,885, as compared to a net loss of $48,581 for the period from September 1, 2009 (inception) through October 31, 2009.  We hope to generate additional revenues from our projects to cover out operating costs, which will reduce our net loss if future.  We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources.  We had cash of $3,053, accounts receivable of $4,000 and prepaid expense of $15,712 as of October 31, 2010, making our total current assets $22,765.   We also had $1,185,772 in property and equipment, which consists of oil and gas properties of $1,180,586 and office furniture and equipment of $5,296, net of accumulated depreciation, depletion and amortization of $16,662.    Therefore, our total assets as of that date were $1,208,537. Our total liabilities were $593,714 as of October 31, 2010.  This was comprised of total current liabilities of $159,911, represented by accounts payable and accrued expenses of $88,137 and accrued interest of $71,774.  We had total long-term liabilities of $433,803, represented by a senior secured convertible promissory note, net of discount of $1,091,102.  We had no other liabilities and no long term commitments or contingencies as of October 31, 2010.

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

As of October 31, 2010, we had cash of $3,053. We estimate that our cash on hand will not be sufficient for us to continue our current operations for the next twelve months. We will also need additional cash to expand our operations. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. In addition to generating revenues from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Not applicable.

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our management’s original evaluation of those controls and procedures performed as of October 31, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

However, we did not include certain oil and gas disclosures required by Regulation S-K in our Quarterly Report on Form 10-Q for the period ended October 31, 2010.  As a result, as of the date of this report, our disclosure controls and procedures were, in fact, not effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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