Form 10-K
period 2011-04-30
Alamo Energy Corp.
filed 2011-08-02
CIK 1360334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended April 30, 2011

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from     to

Commission File Number: 000-52687
Alamo Energy Corp.
 (Exact name of registrant as specified in its charter)
Nevada	98-0489669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10575 Katy Freeway, Suite 300, Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)
(832) 436-1832
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of October 29, 2010, approximately $32,957,145.

As of July 25, 2011, there were 57,232,777 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART I

Forward-Looking Information

This Annual Report of Alamo Energy Corp. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends," “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

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

Our Business. We are an oil and gas company led by an experienced management team and focused on exploration, production and development of oil and natural gas. Our business plan is to acquire oil and gas properties for exploration, appraisal and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project with qualified interested parties.  In the United States, we have an operation base in Gray, Kentucky and are the operator of our wells in Knox County, Kentucky. Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside. We currently have proved reserves in the States of Texas, Kentucky and West Virginia.

In April 2011, we acquired all of the membership interests in KYTX Oil and Gas, LLC, KYTX Pipeline, LLC, and KYTX Drilling Company, LLC from Range Kentucky Holdings, LLC (the “KYTX Entities”) pursuant to the Membership Interest Purchase and Sale Agreement (the “Range Agreement”) with Range Kentucky Holdings, LLC, a Wyoming limited liability company (“Range”).  The KYTX Entities’ interests include: (i) 71 wells located on approximately 4,040 acres in Kentucky, all of which are held by production, (ii) a 23-mile pipeline network capable of handling up to 9,000,000 cubic feet per day and (iii) drilling equipment including one drilling rig, one service rig and additional well-servicing equipment (the “KYTX Interests”).  We intend to devote a significant portion of our operations to the development of the KYTX Interests and other assets in the southern Appalachian basin.

The following is a description of our oil and gas interests in connection with our principal business activities:

The Lozano Lease - Frio County, Western Gulf Province, Texas. In September 2009, Alamo Oil acquired certain oil, gas and mineral leases totaling approximately 110 gross acres, located in Frio County, Texas. As a result of the Asset Purchase, we own a seventy-five percent (75%) working interest in the Lozano lease, which is a currently producing asset with three wells with proven reserves. All three wells have had recently completed workovers.  The production from the Lozano wells is mature and we believe the wells are likely to continue to produce with slow decline for the foreseeable future. We do not have a written operator’s agreement with Trius Energy LLC, the operator of the Lozano lease which owns the remaining twenty-five percent (25%) working interest in the Lozano lease.

Aimwell Agreement. In January 2010, we entered into a letter agreement with Aimwell Energy Limited, a corporation based in the United Kingdom (“Aimwell”), for the participation rights with regard to Aimwell’s license to operation certain oil and gas properties located on approximately 400 square kilometers in the United Kingdom.  Pursuant to the agreement, Aimwell assigned a 90% interest in the license to us in exchange for our payment of 1 pound sterling to Aimwell and Alamo was named the operator of the assets subject to the license.  Aimwell retained a 10% interest in the license, though we will pay Aimwell’s proportional costs of operating the license until a field development plan is approved, and after which, the parties will share their costs in proportion to their ownership percentage interests in the license.   As of the date of this Report, pre-existing seismic lines have been procured and reprocessed and technical evaluations of the blocks have been made and an access/route survey has been conducted for a planned two dimensional seismic survey.

Taylor TDS Five Well Program. In March 2010, we entered into an operating agreement ("Operating Agreement") with Boardman Energy Partners, LLC (“Boardman”), for the purchase of participation rights with regard to Boardman’s operation of five wells in the Taylor TDS Five Well Program ("Program") totaling approximately 55 gross acres located on the H.V. In conjunction with the Operating Agreement, we entered into a Subscription and Customer Agreement (“Subscription Agreement”) with Third Coast Energy & Development, LLC, (“Third Coast”) as consideration for our participation in the Operating Agreement, and made a cash payment to Third Coast in the amount of $303,986.  We purchased eight Units at the rate of $37,996 per Unit, or a total of $303,986, which means we own a 16% working interest and 12% net revenue interest in the Program. Taylor Lease in the Middle Eastern section of the Gradyville Quadrangle, Adair County, Kentucky, for the purpose of oil and gas exploration and development. Boardman is the operator of the project with full control of all operations. Work on the wells in the Taylor TDS Five Well Program commenced in June 2010. The wells were not completed because the quantities of oil discovered were non-commercial.

WEJCO Agreement. In April 2010, we entered into a participation agreement with WEJCO, Inc., located in Texas (“WEJCO”), to acquire participation rights in WEJCO’s working interest in oil, gas and mineral leases represented by a leasehold estate and well on approximately 453 gross acres in Brown County, Texas, in exchange for our cash payment of $18,050 and the future payment of a proportional share of drilling and completion costs in the project.  The initial cash payment of $18,050 represents twenty percent (20%) of the total $90,250 cost of the geologic, land and seismic costs attributed to the well project in exchange for an assignment of WEJCO’s interest in the project to us.  The subject of the agreement is the Duffer Re-entry Prospect, Hubbard H-1 well, located in Brown County, Texas, and the project involves re-entering the well or drilling a substitute well if the re-entry fails.  The agreement also provides for us and WEJCO to enter into an operating agreement whereby WEJCO will be designated the operator of the well, but that we will receive an interest in the net revenue of the project, as set forth in an exhibit attached to the Agreement. Work on the Hubbard H-1 well commenced in July 2010.  We have added a water disposal well, electric pumping facilities and equipment in order to complete the well, and production has commenced as of July 2011.

Valentine Agreement. In May 2010, we entered into a participation agreement with Allied Energy, Inc. (“Allied”), pursuant to which we acquired an undivided 50% working interest in the Florence Valentine Lease and a working interest and net revenue interest in the Valentine #1 re-entry well. This well is located on approximately 115 acres in Ritchie County, West Virginia within the Burning Springs Anticline. Allied is the operator of the project with full control of all operations. We paid the total drilling and completion costs of $153,500 to earn in the Valentine #1 re-entry well and the Florence Valentine lease before a payout working interest of 70% and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of 50% and net revenue interest of 42.2% (50% x 84.4).  Work on the Valentine #1 re-entry well commenced in June 2010 and is currently producing as of date of this Report.

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

On October 15, 2010, we entered into an amendment to the participation agreement (“Amendment Agreement”) with Allied, the practical effect of which is that we replaced our participation in the Dillon #1 well with participation in the Goose Creek #4 well in Ritchie County, West Virginia.  Specifically, the Amendment Agreement amended the following: (i) the Operating Agreement with respect to the Florence Valentine Lease, (ii) the Participation Agreement with respect to the reentry of the Dillon #1 well dated August 2, 2010, and (iii) the Joint Operating Agreement with respect to the M. Dillon Lease in Ritchie County, West Virginia dated August 2, 2010.  The Amendment amends the Valentine JOA and the Dillon JOA to include Exhibit C which provides the accounting procedures for the operations.  The Amendment also amends the Participation Agreement by replacing all references of the Dillon #1 well in Pleasant County, West Virginia, to the Goose Creek #4 well (API #47-082-06942) in Ritchie County, West Virginia.  The Amendment also amends the Dillon JOA by replacing all references of the Dillon #1 well in Pleasant County, West Virginia, to the Goose Creek well #4 (API #47-082-06942). The Amendment also amends the Participation Agreement and the Dillon JOA to delete the Exhibit A to those agreements and replace it with the Exhibit A attached to the Amendment as Appendix 2. This Goose Creek #4 well is included in the Eco Forrest Lease, which is located on approximately 493 acres in Ritchie County, West Virginia.  Work to re-complete the Goose Creek #4 well began in January 2011. As of date of this Report, production has commenced on Goose Creek #4 well.

On December 15, 2010, we exercised an option to participate in the recompletion of the well WVIC D-12 with Allied, pursuant to the Participation Agreement with Allied, as amended in the Amendment Agreement on October 15, 2010. The well WVIC D-12 is included in the Eco Forrest Lease, which is located on approximately 493 acres in Ritchie County, West Virginia. Allied is the operator of the project with full control of all operations.  We are obligated to pay the total drilling and completion costs of $157,575 to earn in the well WVIC D-12 and Eco Forrest Lease a before payout working interest of seventy percent (70%) and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of fifty percent (50%) and net revenue interest of 42.2% (50% x 84.4).  Preparatory work completion has commenced, including the preparation of an 8,000bbl containment pit, installation of two 100bbl oil storage tanks and delivery of 3,000 ft of production tubing and rods and the running of logs in preparation for a squeeze cement job on the well WVIC D-12. As of the date of this report, the recompletion work on this well has not been completed.

Berry Agreement. On September 3, 2010, we entered into a Subscription Agreement (the “Sub Agreement”) with Berry Resources, Inc. (“Berry”), to purchase 6.5 units of the Berry Prospect #22-A, which includes two (2) wells to be drilled on approximately 300 acres in North Central, Pickett County, Tennessee, in exchange for our cash payment of $97,500.  Each unit is equal to approximately 3.33% working interest or approximately 2.33% net revenue interest in each of the two (2) wells to be drilled in North Central, Pickett County, Tennessee.  The Sub Agreement also provides for Berry and us to enter into an operating agreement whereby Berry will be designated the operator of the well.  Work on the Berry Prospect commenced in September 2010 but has not been completed as of date of this Report.  The first well did not encounter hydrocarbons in commercial quantities.  The second well commenced test production and will require further stimulation treatment prior to clean up well bore damage prior to putting the well on production.

Range Agreement. On April 12, 2011, we entered into the Range Agreement with Range pursuant to which we acquired all of the membership interests in each of Range’s wholly-owned subsidiaries KYTX Oil and Gas, LLC, KYTX Pipeline, LLC, and KYTX Drilling Company, LLC (the “KYTX Entities"). The KYTX Entities’ interests include (i) 71 wells located on approximately 4,040 acres in Kentucky, all of which are held by production, (ii) a 23-mile pipeline network capable of handling up to 9,000,000 cubic feet per day and (iii) drilling equipment including one drilling rig, one service rig and additional well-servicing equipment (the “KYTX Interests”).  As of the date of this Report, approximately 25 of the 71 wells acquired in the Range Interests have been drilled but require further work to be completed and commence production. Pursuant to the terms of the Range Agreement, we paid an aggregate amount of consideration of $6,775,000, which consisted of $400,000 payable to Range in cash and $6,375,000 payable to Range in 8,500,000 shares of our common stock. The number of shares of our common stock was calculated by dividing $6,375,000 by $0.75.

In connection with the Range Agreement, we entered into the Range Registration Rights Agreement, Lock-Up Agreement, Additional Shares Agreement, Development Agreement and Accounting Services Agreement as described below.

Range Registration Rights Agreement

We entered into a registration rights agreement with Range (the “Range Registration Rights Agreement”) pursuant to which we are obligated to register for resale under the Securities Act an aggregate of 3,000,000 shares of common stock issuable to Range under the Purchase Agreement (“Registrable Shares”).  The Range Registration Rights Agreement provides that we will file a registration statement covering the resale of the Registrable Shares (“Registration Statement”) with the SEC no later than 120 days following the date of the Range Registration Rights Agreement.  In the event the Registration Statement has not become effective on or before the 90th day after audits of the KYTX Entities’ financial statements for fiscal years ending December 31, 2010 and 2009, have been completed (“Registration Failure”), we will make pro rata payments to Range as liquidated damages (“Special Damage Shares”) in an amount equal to 0.25% of the aggregate value of the Registrable Shares for each 30-day calendar period (or pro rata portion) following a Registration Failure until such failure is cured, up to a maximum  aggregate number of Special Damage Shares of no more than 0.50% of the aggregate value of all shares of the registrable securities.

Lock-Up Agreement

We entered into a lock-up agreement with Range (the “Lock-Up Agreement”) pursuant to which Range agreed to restrict the sale of the shares of our common stock held by Range such that during the one year period following the effective date of the Registration Statement. Range will not sell or transfer more than the greater of 100,000 Registrable Shares or the number of Registrable Shares equal to 7.5% of the average weekly trading volume of our common stock during the prior four calendar weeks.

Additional Shares Agreement

In connection with the Range Agreement, we entered into an additional shares agreement with Range (the “Additional Shares Agreement”) pursuant to which five million five hundred thousand (5,500,000) shares (“Protected Shares”) held by Range will be subject to downside price protection for a period of up to 24 months following the closing date of the Range Agreement (“Protection Period”).  The Additional Shares Agreement provides that if, during the Protection Period, the 10-day volume weighted average price (“VWAP”) of our common stock is less than or equal to $0.60 per share (“First Triggering Per Share Price”), Range may elect to adjust the Per Share Price to equal the 10-day VWAP on the Triggering Date.  If, during the Protection Period, the 10-day VWAP is less than or equal to $0.35 per share (“Second Triggering Per Share Price”), Range may elect to adjust the Per Share Price to equal the 10-day VWAP on the Triggering Date.  The Triggering Date is the date the 10-day VWAP is less than or equal to the First Triggering Per Share Price or the Second Triggering Per Share Price, as applicable (the "Triggering Date").  In the event there is an adjustment based on the First Triggering Per Share Price, we shall issue to Range number of shares of common stock obtained by (i) multiplying the number of Protected Shares held by Range on the Triggering Date by the Per Share Price and (ii) subtracting the number of Protected Shares held by Range on the Triggering Date from the quotient obtained by dividing the product specified in (i) by the First Adjusted Per Share Price. In the event there is an adjustment based on the Second Triggering Price, we will issue to Range the number of shares of common stock obtained by (a) multiplying the number of Protected Shares held by Range on the Triggering Date by the Per Share Price, and (b) subtracting the number of Protected Shares held by Range on the Triggering Date and any additional shares issued based on the First Triggering Per Share Price from the quotient so obtained by dividing the product specified in (a) by the Second Adjusted Per Share Price.

Development Agreement

In connection with the Range Agreement, we entered into a development agreement with Range (the “Development Agreement”) pursuant to which we agreed to undertake the development of the current or future assets of the KYTX Entities and will provide for the development of other oil, gas or pipeline properties acquired by us within certain counties of Kentucky (the “Development Area”).   We plan to identify and develop projects within the Development Area including:  (a) completion of wells already drilled with improvements in completion procedures; (b) acquisition of neighboring producing or shut in wells; (c) acquisition of new acreage and subsequent drilling of new wells; (d) acquisition and development of additional pipeline assets; and (e) drilling of new wells on existing or newly acquired leases.

Accounting Services Agreement

In connection with the Range Agreement, we entered into an accounting services agreement with Range (the “Accounting Services Agreement”) pursuant to which Range agrees to provide accounting services to us relating to the KYTX Entities.  The accounting services include:  (a) calculation and payment of all royalties owed to landowners and other lease payments; (b) payment of accounts receivable; (c) collection, on a non-recourse basis, of accounts receivable; (d) computation and payment of severance and other taxes based on production; (e) gas balancing; and (f) payroll of employees of the KYTX Entities.  As compensation for Range’s accounting services, we will reimburse Range its actual costs of providing the accounting services, including direct employee overhead expenses, plus ten percent (10%) of such amount.

Business Strategy. Our strategy is to increase shareholder value through strategic acquisitions, appraisal drilling and development. We are focused on the acquisition, appraisal development and exploitation of oil and gas properties.  We are also searching for possible joint-ventures and new prospects that fit our strategic focus.  In the US, we have focus on the Appalachian Basin.  In the UK, we have focus on the Weald Basin in the South of England.

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

Our Subsidiaries. We own and operate the following wholly owned subsidiaries: KYTX Oil and Gas, LLC, KYTX Pipeline, LLC, and KYTX Drilling Company, LLC.

Employees. As of July 27, 2011, we have six employees.  We plan to outsource independent consultant engineers and geologists on a part time basis to conduct the work programs on our properties in order to carry out our plan of operations.

We also have an advisory board that includes Richard Edmonson, Terry Davis and David Henderson. We have advisory board member agreements with each of Richard Edmonson, Terry Davis and David Henderson.

Facilities. Our executive offices are located at 10575 Katy Freeway, Suite 300, Houston, Texas 77024, where we occupy approximately 690 square feet of office space. We sublease our offices from Allan Millmaker, our officer and director, in exchange for $1,000 per month on a month to month basis. We also maintain an office in London, United Kingdom, where we occupy approximately 130 square feet of office space, which we sublease from Philip Mann, our officer and director, in exchange for £1,500 per month on a month to month basis.

Our subsidiary, KYTX Pipeline LLC leases an office, warehouse building and yard facility, for $1,500 per month in Gray County, Kentucky.

We believe that our current office space and facilities are sufficient to meet our current needs.

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

We entered the oil and gas business in November 2009. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have generated only limited and sporadic revenues. As an early stage company, we are subject to all the risks inherent in the financing, expenditures, operations, complications and delays inherent in a new business. Accordingly, our business and success faces risks from uncertainties faced by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We have a history of net losses which will continue and which may negatively impact our ability to achieve our business objectives.

For the period from inception (September 1, 2009) to April 30, 2011, we had revenue of $316,768 and a net loss of $2,306,432. We cannot guaranty that our future operations will result in net income. We may not ever be able to operate profitability on a quarterly or annual basis in the future. Our failure to increase our revenues will harm our business. If our revenues grow more slowly than we anticipate or our operating expenses exceed our expectations, our operating results will suffer.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their report dated July 28, 2011, our current independent registered public accounting firm stated that our financial statements for the year ended April 30, 2011, were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our ability to obtain sufficient working capital to fund future operations. If we are unable to raise additional capital, our efforts to continue as a going concern may not prove successful.

We will need additional financing to execute our business plan.

The revenues from our current operations are not sufficient to support our operating costs and anticipated drilling programs. We will need substantial additional funds to:

•	effectuate our business plan;
•	fund the acquisition, exploration, development and production of oil and natural gas in the future;
•	fund future drilling programs; and
•	hire and retain key employees.

We may seek additional funds through public or private equity or debt financing, via strategic transactions, and/or from other sources. There are no assurances that future funding will be available on favorable terms or at all.  If additional funding is not obtained, we may need to reduce, defer or cancel drilling programs, planned initiatives, or overhead expenditures to the extent necessary.  The failure to fund our operating and capital requirements could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully integrate the operations of KYTX Oil and Gas, LLC, KYTX Pipeline, LLC, and KYTX Drilling Company, LLC, which would be detrimental to our business.

In April 2011, we acquired all of the membership interests in KYTX Oil and Gas, LLC, KYTX Pipeline, LLC, and KYTX Drilling Company, LLC from Range Kentucky Holdings, LLC. The acquisition will likely place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures to integrate the acquired operations. In order to integrate the newly acquired operations, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employees, and maintain close coordination among our technical, accounting and finance staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing operations. If we are unable to integrate the newly acquired operations, our business, operating results and financial condition could be materially and adversely affected.

Our exploration appraisal and development activities are subject to many risks which may affect our ability to profitably extract oil reserves or achieve targeted returns.  In addition, continued growth requires that we acquire and successfully develop additional oil reserves.

Oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may negatively affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-ins of connected wells resulting from extreme weather conditions, insufficient storage or transportation capacity or other geological and mechanical conditions. While diligent well supervision and effective maintenance operations can contribute to maximizing production rates over time, production delays and declines from normal field operating conditions cannot be eliminated and can be expected to negatively affect revenue and cash flow levels to varying degrees.

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

Oil and natural gas exploration, development and production operations are subject to all the risks and hazards typically associated with such operations, including hazards such as fire, explosion, blowouts, cratering, unplanned gas releases and spills, each of which could result in substantial damage to our wells, production facilities, other property and the environment or in personal injury. Oil and gas production operations are also subject to all the risks typically associated with such operations, including encountering unexpected formations or pressures, premature decline of reservoirs and the invasion of water into hydrocarbon producing formations. Losses resulting from the occurrence of any of these risks could negatively affect our results of operations, liquidity and financial condition.

To date, we have generated limited revenues from production of our oil lease interests.  The acquisition of the KYTX properties substantially increased our reserve base and future revenue stream. Our oil and gas exploration and development activities are focused on the exploration and development of our properties which are higher-risk ventures with uncertain prospects for success.  Conversely, development of a very mature basin, such as the KYTX properties, offers much lower risk opportunities.  In addition, we will not have earnings to support our activities should the wells drilled or properties acquired prove not to be commercially viable.  We cannot guaranty that commercial quantities of oil and gas will be successfully produced as a result of our exploration and development efforts.  Further there is no guarantee that we will generate sufficient revenues from current production.

Our exploration and development activities will depend in part on the evaluation of data obtained through geophysical testing and geological analysis, as well as test drilling activity.

The results of geophysical testing and geological analysis are subjective, and we cannot guaranty that the exploration and development activities we conduct based on positive analysis will produce oil or gas in commercial quantities or costs.  As we perform developmental and exploratory activities, further data required for evaluation of our oil and gas interests will become available.  The exploration and development activities that will be undertaken by us are subject to greater risks than those associated with the acquisition and ownership of producing properties.  The drilling of development wells, although generally consisting of drilling to reservoirs believed to be productive, may result in dry holes or a failure to produce oil or gas in commercial quantities.  Moreover, any drilling of exploratory wells is subject to significant risk of dry holes.

If we are unable to successfully compete with the large number of oil and natural gas producers in our industry, we may not be able to achieve profitable operations.

Oil and natural gas exploration is intensely competitive in all its phases and involves a high degree of risk.  We compete with numerous other participants in the search for and the acquisition of oil and natural gas properties and in the marketing of oil and natural gas.  Our competitors include energy companies that have substantially greater financial resources, staff and facilities than us. Our ability to establish additional reserves in the future will depend not only on our ability to explore and develop our existing properties, but also on our ability to select and acquire suitable producing properties or prospects for exploratory drilling.  Competitive factors in the distribution and marketing of oil and natural gas include price and methods and reliability of delivery.  Competition may also be presented by alternate fuel sources.

We are subject to various regulatory requirements, including environmental regulations, and may incur substantial costs to comply and remain in compliance with those requirements.

Our operations in the United States are subject to regulation at the federal, state and local levels, including regulation relating to matters such as the exploration for and the development, production, marketing, pricing, transmission and storage of oil and gas, as well as environmental and safety matters.  Failure to comply with applicable regulations could result in fines or penalties being owed to third parties or governmental entities, the payment of which could negatively impact our financial condition or results of operations.  Our operations are subject to significant laws and regulations, which may negatively affect our ability to conduct business or increase our costs.  Extensive federal, state and local laws and regulations relating to health and environmental quality in the United States affect nearly all of our operations.  These laws and regulations set various standards regulating various aspects of health and environmental quality, provide for penalties and other liabilities for the violation of these standards, and in some circumstances, establish obligations to remediate current and former facilities and off-site locations.

Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of the applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. No assurance can be given that environmental laws will not result in a curtailment of production or a material increase in the costs of production, development or exploration activities or otherwise adversely impact our financial condition, results of operations or prospects.  We could incur significant liability for damages, clean-up costs and/or penalties in the event of discharges into the environment, environmental damage caused by us or previous owners of our property or non-compliance with environmental laws or regulations. In addition to actions brought by governmental agencies, we could face actions brought by private parties or citizens groups.

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

Our ability to successfully market and sell oil and natural gas is subject to a number of factors that are beyond our control, and that may adversely impact our ability to produce and sell hydrocarbons, or to achieve profitability.

The marketability and price of oil and natural gas that may be acquired or discovered by us will be affected by numerous factors beyond our control.  Our ability to market our oil and natural gas may depend upon our ability to acquire space on pipelines that deliver hydrocarbons to commercial markets. We may be affected by deliverability uncertainties related to the proximity of our reserves to pipelines and processing facilities, by operational problems with such pipelines and facilities, and by government regulation relating to price, taxes, royalties, land tenure, allowable production, the export of oil and gas and by many other aspects of the oil and gas business.

Our revenues, profitability and future growth and the carrying value of our oil and gas properties are substantially dependent on prevailing prices of oil and natural gas. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control. These factors include economic conditions, in the United States and Canada, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil, the price of foreign imports and the availability of alternative fuel sources. Any substantial and extended decline in the price of oil and natural gas would have an adverse effect on our borrowing capacity, revenues, profitability and cash flows from operations.

Volatile commodity prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

We cannot guarantee that title to our properties does not contain a defect that may materially affect our interest in those properties.

It is our practice in acquiring significant oil and gas leases or interest in oil and gas leases to retain lawyers to fully examine the title to the interest under the lease.  In the case of minor acquisitions, we rely upon the judgment of oil lease brokers or landmen who do the field work in examining records in the appropriate governmental office before attempting to place under lease a specific interest. We believe that this practice is widely followed in the energy industry. Nevertheless, there may be title defects which affect lands comprising a portion of our properties which may adversely affect us.

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

We have substantial capital requirements that, if not met, may hinder our operations.

We anticipate that we will make substantial capital expenditures for the acquisition, exploration, development and production of oil and natural gas in the future and for future drilling programs. If we have insufficient revenues, we may have limited ability to expend the capital necessary to undertake or complete future drilling programs. There can be no assurance that debt or equity financing, or cash generated by operations will be available or sufficient to meet these requirements or for other corporate purposes, or if debt or equity financing is available, that it will be on terms acceptable to us. Moreover, future activities may require us to alter our capitalization significantly. Our inability to access sufficient capital for our operations could have a material adverse effect on our financial condition, results of operations or prospects.

Additional capital may be costly or difficult to obtain.

Additional capital, whether through the offering of equity or debt securities, may not be available on reasonable terms or at all, especially in light of the recent downturn in the economy and dislocations in the credit and capital markets. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.  We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Because we are small and have limited access to additional capital, we may have to limit our exploration activity, which may result in a loss of investment.

We have a small asset base and limited access to additional capital. Accordingly, we must limit our exploration activity. As such, we may not be able to complete an exploration program that is as thorough as our management would like. In that event, existing reserves may go undiscovered. Without finding reserves, we cannot generate revenues and investors may lose their investment.

Our reserve estimates are subject to numerous uncertainties and may be inaccurate.

We currently have proved reserves in Kentucky, Texas and West Virginia. There are numerous uncertainties inherent in estimating quantities of oil and natural gas reserves and cash flows to be derived therefrom, including many factors beyond our control. In general, estimates of economically recoverable oil and gas reserves and the future net cash flows therefrom are based upon a number of variable factors and assumptions, such as historical production from the properties, production rates, ultimate reserve recovery, timing and amount of capital expenditures, marketability our products, royalty rates, the assumed effects of regulation by governmental agencies and future operating costs, all of which may vary from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For those reasons, estimates of the economically recoverable reserves attributable to any particular group of properties, classification of such reserves based on risk of recovery and estimates of future net revenues expected therefrom prepared by different engineers, or by the same engineers at different times, may vary. Our actual production, revenues, taxes and development and operating expenditures with respect to our reserves will vary from estimates thereof and such variations could be material.

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

Failure to generate increased revenues from the KYTX properties and other interests could hinder our ability to expand and to continue our current operations.

Unless we generate increased revenues from the KYTX properties and other interests, or obtain additional funding, we may not be able to implement our business plan, or continue or expand our current operations.  Although, we had cash of $45,098 on hand, as of April 30, 2011, we estimated that the cash would not be sufficient for us to continue and expand our current operations for the next twelve months.  Therefore, failure to generate increased revenues from the KYTX properties and other interests and failure to obtain additional funding could deter our ability to continue our existing operations.

Current global financial conditions have been characterized by increased volatility which could negatively impact on our business, prospects, liquidity and financial condition.

Current global financial conditions and recent market events have been characterized by increased volatility and the resulting tightening of the credit and capital markets has reduced the amount of available liquidity and overall economic activity. We cannot guaranty that debt or equity financing, the ability to borrow funds or cash generated by operations will be available or sufficient to meet or satisfy our initiatives, objectives or requirements. Our inability to access sufficient amounts of capital on terms acceptable to us for our operations will negatively impact our business, prospects, liquidity and financial condition.

The potential profitability of oil and gas properties depends upon factors beyond our control.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance. In addition, a productive well may become uneconomic in the event that water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on invested capital.

The loss or unavailability of our key personnel for an extended period of time could adversely affect our business operations and prospects.

Our success depends in large measure on certain key personnel, including Allan Millmaker, our Chief Executive Officer. The loss of the services of Mr. Millmaker could significantly hinder our operations.  Although we are looking into acquiring key person insurance, we do not currently have such insurance in effect for Mr. Millmaker. In addition, the competition for qualified personnel in the oil industry is intense and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business.

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

We rely on third parties to operate some of the assets in which we possess an interest. The success of our operations, whether considered on the basis of drilling operations or production operations, will depend largely on whether the operator of the property properly fulfils their obligations.  As a result, our ability to exercise influence over the operation of these assets or their associated costs may be limited.  Our performance will therefore depend upon a number of factors that may be outside of our full control, including the timing and amount of capital expenditures, the operator’s expertise and financial resources, the approval of other participants, the selection of technology, and risk management practices.  The failure of third party operators and their contractors to perform their services in a proper manner could adversely affect our operations.

Risks Related to our Common Stock

The issuance of shares upon conversion of the senior secured convertible promissory notes and exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

If the price per share of our common stock at the time of conversion of our senior secured convertible promissory notes, and exercise of any warrants, options, or any other convertible securities is in excess of the various conversion or exercise prices of these convertible securities, conversion or exercise of these convertible securities would have a dilutive effect on our common stock. As of July 25, 2011, we had (i) outstanding senior secured convertible promissory notes which are convertible into an aggregate of 4,000,000 shares of our common stock at a conversion price of $0.50 per share, (ii) outstanding senior secured convertible promissory notes which are convertible into an aggregate of 860,000 shares of our common stock at a conversion price of $1.00 per share, (iii) warrants to purchase 2,000,000 shares of our common stock at an exercise price of $1.00 per share and (iv) warrants to purchase 860,000 shares of our common stock at an exercise price of $1.25 per share. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

We are subject to the reporting requirements of federal securities laws, which is expensive.

We are a public reporting company in the U.S. and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, and furnishing audited reports to stockholders causes our expenses to be higher than they would be if we remained a privately-held company.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls is time consuming, difficult and costly.

We are a reporting company with the SEC and therefore must comply with Sarbanes-Oxley Act and SEC rules concerning internal controls.  It is time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. In order to expand our operations, we will need to hire additional financial reporting, internal control, and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires us to obtain.

Failure to maintain the adequacy of our internal controls could impair our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act, which could cause our stock price to decrease substantially.

We have amended certain of our prior periodic reports to include required disclosures that were previously omitted from those periodic reports. The filing of amendments to those periodic reports resulted in a redetermination that our internal controls over financial reporting and disclosure controls and procedures were not effective for those periods.  We have committed limited personnel and resources to the development of the external reporting and compliance obligations that are required of a public company. We have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with being a public company. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems, or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

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

Our common shares are thinly-traded, and in the future, may continue to be thinly-traded, and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

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

The market price for our common stock may be particularly volatile given our status as a relatively small company and lack of significant revenues that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

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

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firm or investors in general.

Additional risks may exist since we will become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future. In addition, the SEC has recently issued an investor bulletin warning investors about the risks of investing in companies that enter the U.S. capital markets through a “reverse merger.” The release of such information from the SEC may have the effect of reducing investor interest in companies, such as us, that enter the U.S. capital markets through a “reverse merger.”

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

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC.  Penny stocks generally are equity securities with a price of less than $5.00 per share.  The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

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

We have a total of 3,000,000,000 shares of common stock authorized for issuance.  As of July 25, 2011, we had 2,942,767,223 shares of common stock available for issuance.  We have reserved 4,860,000 shares for conversion of our outstanding notes, and, 2,860,000 shares for issuance upon the exercise of outstanding warrants.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock.  Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us.  Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes is lower than the book value per share of our common stock at the time of such exercise or conversion.

The addition of a substantial number of shares of our common stock into the market or by the registration of any of our other securities under the Securities Act may significantly and negatively affect the prevailing market price for our common stock.  The future sales of shares of our common stock issuable upon the exercise of outstanding warrants may have a depressive effect on the market price of our common stock, as such warrants would be more likely to be exercised at a time when the price of our common stock is greater than the exercise price.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Facilities. Our executive offices are located at 10575 Katy Freeway, Suite 300, Houston, Texas 77024, where we occupy approximately 690 square feet of office space. We sublease our offices from Allan Millmaker, our officer and director, in exchange for $1,000 per month on a month to month basis. We also maintain an office in London, United Kingdom, where we occupy approximately 130 square feet of office space, which we sublease from Philip Mann, our officer and director, in exchange for £1,500 per month on a month to month basis.

Our subsidiary, KYTX Pipeline LLC subleases an office from a stockholder (Range), warehouse building and yard facility, for $1,500 per month in Gray County, Kentucky.

We believe that our current office space and facilities are sufficient to meet our current needs.

We have the following oil and gas properties in connection with our principal business activities:

The Lozano Lease - Frio County, Western Gulf Province, Texas. In September 2009, Alamo Oil acquired certain oil, gas and mineral leases totaling approximately 110 gross acres, located in Frio County, Texas. As a result of the Asset Purchase, we own a seventy-five percent (75%) working interest in the Lozano lease, which is a currently producing asset with three wells with proven reserves. All three wells have had recently completed workovers.  The production from the Lozano wells is mature and we believe the wells are likely to continue to produce with slow decline for the foreseeable future. We do not have a written operator’s agreement with Trius Energy LLC, the operator of the Lozano lease which owns the remaining twenty-five percent (25%) working interest in the Lozano lease.

Aimwell Agreement. In January 2010, we entered into a letter agreement with Aimwell Energy Limited, a corporation based in the United Kingdom (“Aimwell”), for the participation rights with regard to Aimwell’s license to operation certain oil and gas properties located on approximately 400 square kilometers in the United Kingdom.  Pursuant to the agreement, Aimwell assigned a 90% interest in the license to us in exchange for our payment of 1 pound sterling to Aimwell and Alamo was named the operator of the assets subject to the license.  Aimwell retained a 10% interest in the license, though we will pay Aimwell’s proportional costs of operating the license until a field development plan is approved, and after which, the parties will share their costs in proportion to their ownership percentage interests in the license.   As of the date of this Report, pre-existing seismic lines have been procured and reprocessed and technical evaluations of the blocks have been made and an access/route survey has been conducted for a planned two dimensional seismic survey.

Taylor TDS Five Well Program. In March 2010, we entered into an operating agreement ("Operating Agreement") with Boardman Energy Partners, LLC (“Boardman”), for the purchase of participation rights with regard to Boardman’s operation of five wells in the Taylor TDS Five Well Program ("Program") totaling approximately 55 gross acres located on the H.V. In conjunction with the Operating Agreement, we entered into a Subscription and Customer Agreement (“Subscription Agreement”) with Third Coast Energy & Development, LLC, (“Third Coast”) as consideration for our participation in the Operating Agreement, and made a cash payment to Third Coast in the amount of $303,986.  We purchased eight Units at the rate of $37,996 per Unit, or a total of $303,986, which means we own a 16% working interest and 12% net revenue interest in the Program. Taylor Lease in the Middle Eastern section of the Gradyville Quadrangle, Adair County, Kentucky, for the purpose of oil and gas exploration and development. Boardman is the operator of the project with full control of all operations. Work on the wells in the Taylor TDS Five Well Program commenced in June 2010. The wells were not completed because the quantities of oil discovered were non-commercial.

WEJCO Agreement. In April 2010, we entered into a participation agreement with WEJCO, Inc., located in Texas (“WEJCO”), to acquire participation rights in WEJCO’s working interest in oil, gas and mineral leases represented by a leasehold estate and well on approximately 453 gross acres in Brown County, Texas, in exchange for our cash payment of $18,050 and the future payment of a proportional share of drilling and completion costs in the project.  The initial cash payment of $18,050 represents twenty percent (20%) of the total $90,250 cost of the geologic, land and seismic costs attributed to the well project in exchange for an assignment of WEJCO’s interest in the project to us.  The subject of the agreement is the Duffer Re-entry Prospect, Hubbard H-1 well, located in Brown County, Texas, and the project involves re-entering the well or drilling a substitute well if the re-entry fails.  The agreement also provides for us and WEJCO to enter into an operating agreement whereby WEJCO will be designated the operator of the well, but that we will receive an interest in the net revenue of the project, as set forth in an exhibit attached to the Agreement. Work on the Hubbard H-1 well commenced in July 2010.  We have added a water disposal well, electric pumping facilities and equipment in order to complete the well, electric pumping facilities and equipment in order to complete the well, and production has commenced as of July 2011.

Valentine Agreement. In May 2010, we entered into a participation agreement with Allied Energy, Inc. (“Allied”), pursuant to which we acquired an undivided 50% working interest in the Florence Valentine Lease and a working interest and net revenue interest in the Valentine #1 re-entry well. This well is located on approximately 115 acres in Ritchie County, West Virginia within the Burning Springs Anticline. Allied is the operator of the project with full control of all operations. We paid the total drilling and completion costs of $153,500 to earn in the Valentine #1 re-entry well and the Florence Valentine lease before a payout working interest of 70% and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of 50% and net revenue interest of 42.2% (50% x 84.4).  Work on the Valentine #1 re-entry well commenced in June 2010 and  is currently producing as of date of this Report.

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

On October 15, 2010, we entered into an amendment to the participation agreement (“Amendment Agreement”) with Allied, the practical effect of which is that we replaced our participation in the Dillon #1 well with participation in the Goose Creek #4 well in Ritchie County, West Virginia.  Specifically, the Amendment Agreement amended the following: (i) the Operating Agreement with respect to the Florence Valentine Lease, (ii) the Participation Agreement with respect to the reentry of the Dillon #1 well dated August 2, 2010, and (iii) the Joint Operating Agreement with respect to the M. Dillon Lease in Ritchie County, West Virginia dated August 2, 2010.  The Amendment amends the Valentine JOA and the Dillon JOA to include Exhibit C which provides the accounting procedures for the operations.  The Amendment also amends the Participation Agreement by replacing all references of the Dillon #1 well in Pleasant County, West Virginia, to the Goose Creek #4 well (API #47-082-06942) in Ritchie County, West Virginia.  The Amendment also amends the Dillon JOA by replacing all references of the Dillon #1 well in Pleasant County, West Virginia, to the Goose Creek well #4 (API #47-082-06942). The Amendment also amends the Participation Agreement and the Dillon JOA to delete the Exhibit A to those agreements and replace it with the Exhibit A attached to the Amendment as Appendix 2. This Goose Creek #4 well is included in the Eco Forrest Lease, which is located on approximately 493 acres in Ritchie County, West Virginia.  Work to re-complete the Goose Creek #4 well began in January 2011. As of date of this Report, production has commenced on Goose Creek #4 well.

On December 15, 2010, we exercised an option to participate in the recompletion of the well WVIC D-12 with Allied, pursuant to the Participation Agreement with Allied, as amended in the Amendment Agreement on October 15, 2010. The well WVIC D-12 is included in the Eco Forrest Lease, which is located on approximately 493 acres in Ritchie County, West Virginia. Allied is the operator of the project with full control of all operations.  We are obligated to pay the total drilling and completion costs of $157,575 to earn in the well WVIC D-12 and Eco Forrest Lease a before payout working interest of seventy percent (70%) and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of fifty percent (50%) and net revenue interest of 42.2% (50% x 84.4).  Preparatory work completion has commenced, including the preparation of an 8,000bbl containment pit, installation of two 100bbl oil storage tanks and delivery of 3,000 ft of production tubing and rods and the running of logs in preparation for a squeeze cement job on the well WVIC D-12.  As of the date of this report, the recompletion work on this well has not been completed.

Berry Agreement. On September 3, 2010, we entered into a Subscription Agreement (the “Sub Agreement”) with Berry Resources, Inc. (“Berry”), to purchase 6.5 units of the Berry Prospect #22-A, which includes two (2) wells to be drilled on approximately 300 acres in North Central, Pickett County, Tennessee, in exchange for our cash payment of $97,500.  Each unit is equal to approximately 3.33% working interest or approximately 2.33% net revenue interest in each of the two (2) wells to be drilled in North Central, Pickett County, Tennessee.  The Sub Agreement also provides for Berry and us to enter into an operating agreement whereby Berry will be designated the operator of the well. Work on the Berry Prospect commenced in September 2010 but has not been completed as of date of this Report. The first well did not encounter hydrocarbons in commercial quantities.  The second well commenced test production and will require further stimulation treatment prior to clean up well bore damage prior to putting the well on production.

Range Agreement. On April 12, 2011, we entered into a Membership Interest Purchase and Sale Agreement (the “Range Agreement”) with Range Kentucky Holdings, LLC, a Wyoming limited liability company (“Range”) pursuant to which we acquired all of the membership interests in each of Range’s wholly-owned subsidiaries KYTX Oil and Gas, LLC, KYTX Pipeline, LLC, and KYTX Drilling Company, LLC (the “KYTX Interests”).  The KYTX Interests acquired include (i) 71 wells located on approximately 4,040 acres in Kentucky, all of which are held by production, (ii) a 23-mile pipeline network capable of handling up to 9,000,000 cubic feet per day and (iii) drilling equipment including one drilling rig, one service rig and additional well-servicing equipment.  As of the date of this Report, approximately 25 of the 71 wells acquired in the Range Interests have been drilled but require further work to be completed and commence production.  This brief description of the Range Agreement is only a summary that discloses all material terms of the Range Agreement and is qualified in its entirety by reference to the full text of the Range Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 13, 2011.

Proved Reserves.

The following reserve schedule summarizes the Company's net ownership interests in estimated quantities of proved oil and gas reserves and changes in its proved reserves, all of which are located in the continental United States. All reserve estimates for crude oil and natural gas were internally prepared by the Company and estimated by Nova Resource, Inc. (“Nova”), independent petroleum engineers.  In accordance with SEC guidelines, Nova's estimates of future net revenues from our properties, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period May 2010 through April 2011, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, we anticipate that these oil and gas reserve estimates will change as future information becomes available.

The technical person at Nova is responsible for preparing the reserves estimates presented herein and meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Allan Millmaker, our officer and director, acted as the liaison with the technical person at Nova.  Mr. Millmaker's technical qualifications are described in the section entitled Management in this Annual Report.

Reserve Technologies. Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, Nova employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps and available down well and production data, seismic data, well test data.

Oil and Gas Reserve Information (Unaudited). The following reserve quantities and future net cash flow information for our proved reserves located in the United States have been estimated as of April 30, 2011.  The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

	Crude Oil (Bbls)	Natural Gas (Mcf)
PROVED DEVELOPED AND UNDEVELOPED RESERVES:

April 30, 2009	17,667	-

Revision of previous estimates
Purchase of reserves	-
Extensions, discoveries, and other additions	-	-
Sale of reserves	-	-
Production	(1,658)

April 30, 2010	16,009	-

Revision of previous estimates
Purchase of reserves	19,558	12,355,996
Extensions, discoveries, and other additions	1,357	153,480
Sale of reserves
Production	(9,286)	-

April 30, 2011	27,638	12,509,476

PROVED DEVELOPED RESERVES

April 30, 2009	-	-
April 30, 2010	8,804	-
April 30, 2011	10,651	1,608,975

Standardized Measure

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

	Years Ended April 30,
	2011	2010
Future cash inflows	$63,764,737	$965,060
Future production costs	(15,628,515)	(2,413)
Future development costs	(14,103,000)	(425,901)
Future income tax expense	-	-
Future net cash flows	34,033,222	536,746
10% annual discount for estimated timing of cash flows	(27,184,770	(208,060)
Standardized measure of discounted future net cash flow related to proved reserves	$6,848,452	$328,686

A summary of the changes in the standardized measure of discounted future new cash flow applicable to proved oil and natural reserves is as follows:

Change in Standardized Measure

	Years Ended April 30,
	2011	2010
Balance, beginning of period	$328,686	$-
Sales of oil and gas, net	(123,672)	(41,854)
Net change in prices and production costs	(18,886)	-
Net change in future development costs		-
Extensions and discoveries	187,002	370,540
Revisions of previous quantity estimates	(28,678)	-
Previously estimated development costs incurred	-	-
Net change in income taxes	-	-
Accretion of discount	-	-
Purchase of minerals in place	6,504,000	-
Sales of reserves	-	-
Balance, end of period	$6,848,452	$328,686

The standardized measure of discounted future net cash flows as of April 30, 2011 and 2010 was calculated using the following Average Fiscal-Year prices:

	2011	2010
Average crude oil price per barrel	$76.180	$92.244
Average gas price per MCF	$4.929	$-0-

The standardized measure of discounted future net cash flows is provided using the 12-month unweighted arithmetic average. The oil price used as of April 30, 2011 was $76.18 per Bbl of oil and $4.93 per Mcf of gas. Future production costs are based on year-end costs and include severance and ad valorem taxes of approximately 4.5%. Each property that is leased by the Company is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount.

The Company used discounted future net cash flows, which is calculated without deducting estimated future income tax expenses, and the present value thereof as one measure of the value of the Company's current proved reserves and to compare relative values among peer companies without regard to income taxes.  While future net revenue and present value are based on prices, costs and discount factors which are consistent from company to company, the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company.  As of April 30, 2011, the present value of discounted future net cash flows and the standardized measure of discounted future net cash flows are equal because the effects of estimated future income tax expenses are zero.

During the year ended April 30, 2011, the Company acquired an estimated 13,846 Bbls of proved undeveloped net oil reserves and 9,404,975 Mcf of proved undeveloped net gas reserves in place in connection with the Company’s acquisition of the KYTX entities consisting of approximately seventy (70) wells.  None of the proved undeveloped oil and gas reserves were converted during the period ended April 30, 2011..  In addition, there were no proved undeveloped reserves over five (5) years.

Production

During the year ended April 30, 2010, we produced approximately 2,803 bbls of oil on a net basis and 19,368 Mcf of gas on a net basis.  Based on the net production for the year ended April 30, 2011, our average sales price per barrel was $73.23 on a net basis and the average sales price per Mcf was $4.93 on a net basis.

For the year ended April 30, 2011, we had production from our interests in the Lozano lease located in Frio County, Texas, the Valentine #1 well and the KYTX properties in Kentucky.

	Crude Oil (Bbls)	Natural Gas (Mcf)
Production by State:
Kentucky	0	8,621
Texas	1,599	0
West Virginia	1,204	10,747

Total Production	2,803	19,368

Drilling Activity. During the period from inception (September 1, 2009) through April 30, 2011, we did not participate of conduct and drilling activity in Kentucky, Texas or West Virginia.

Delivery Commitments. We are not obligated to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements in Kentucky, Texas or West Virginia.

Gross and Net Productive Wells.
	September 1, 2009 (Inception) through April 30, 2011
	Oil		Gas
	Gross	Net	Gross	Net
Kentucky			71	59.50
Texas	4	2.45	-	-
West Virginia	1.70		-	-
Total gross and net productive wells	5	3.15	71	59.50

Gross and Net Developed Acreage.
	September 1, 2009 (Inception) through April 30, 2011
	Oil		Gas
	Gross	Net	Gross	Net
Kentucky			1,420	1,190
Texas	563	173	-	-
West Virginia	115	77	-	-
Total gross and net developed acreage	678	250	1,420	1,190

Gross and Net Undeveloped Acreage.
	September 1, 2009 (Inception) through April 30, 2011
	Oil		Gas
	Gross	Net	Gross	Net
Kentucky			2,620	2,227
Texas	-	-	-	-
West Virginia	-	-	-	-
Total gross and net undeveloped acreage	-	-	2,620	2,227

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4. (Removed and Reserved).

Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.  Our common shares are not listed on any stock exchange, but are quoted on the OTC Bulletin Board and OTCQB under the symbol “ALME.”  Shares of our common stock have only been thinly traded since December 22, 2009, when our stock first became eligible for quotation.  The following table sets forth, for the time period indicated, the high and low closing sales price of our common stock as quoted on the OTC Bulletin Board.

	High ($)	Low ($)
Fiscal Year 2011
First Quarter	$1.73	$0.97
Second Quarter	$1.27	$0.90
Third Quarter	$1.76	$1.00
Fourth Quarter	$1.73	$1.01

Fiscal Year 2010
Third Quarter	$0.90	$0.50
Fourth Quarter	$2.47	$0.90

Holders.  The approximate number of stockholders of record at July 25, 2011 was six.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy. We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

Securities Authorized For Issuance Under Equity Compensation Plans. As of April 30, 2011, we had no compensation plans under which our equity securities were authorized for issuance.

Recent sales of unregistered securities. The following sales of unregistered securities by us occurred during the years ended April 30, 2011 and 2010:

On November 18, 2009, we entered into the First Financing Agreement with Eurasian pursuant to which Eurasian agreed to lend up to $2,000,000 to us in multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $0.50 per share (“Notes”) and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share (“Warrants”) in the amount of each installment. The Warrants expire five years from the date of the investment.  The Notes are due on November 18, 2012, or upon default, whichever is earlier, and bear interest at the annual rate of 8%. The Notes have an optional conversion feature by which this lender can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. Pursuant to the First Financing Agreement, we issued the following Notes and Warrants to Eurasian on the following dates:

Date of Note	Amount of Note	Number of Warrants
November 18, 2009	$334,905	334,905
February 5, 2010	$80,000	80,000
March 4, 2010	$300,000	300,000
March 25, 2010	$100,000	100,000
April 15, 2010	$250,000	250,000
July 22, 2010	$175,000	175,000
August 12, 2010	$ 25,000	25,000
August 18, 2010	$150,000	150,000
September 7, 2010	$ 70,000	70,000
September 24, 2010	$40,000	40,000
December 2, 2010	$25,000	25,000
December 15, 2010	$75,000	75,000
February 8, 2011	$100,000	100,000
March 1, 2011	$160,000	160,000
April 12, 2011	$115,095	115,095
Total	$2,000,000	2,000,000

The issuances were made pursuant to Regulation S promulgated by the SEC.  We believe that exemptions were available because (iii) the sales were made to eligible non-U.S. persons as that term is defined for purposes of Regulation S, and with regard to all transactions, (iii) transfers were restricted in accordance with the requirements of the Securities Act (including by legending of certificates representing the securities). We are obligated to register the shares of common stock underlying the Notes and the shares of common stock underlying the Warrants for resale.

On April 12, 2011, we entered into a second note and warrant purchase agreement with Eurasian (“Second Financing Agreement”), whereby Eurasian agreed to lend up to $2,400,000 to us multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $1.00 per share (“New Notes”) and five-year warrants to acquire shares of common stock at an exercise price of $1.25 per share (“New Warrants”) in the amount of each installment. The New Warrants expire five years from the date of the investment. The New Notes are due on April 12, 2014, or upon default, whichever is earlier, bears interest at the annual rate of 8%.  The New Notes have an optional conversion feature by which Eurasian can convert the principal and accrued interest into shares of our common stock at a conversion price of $1.00 per share. This brief description of the Second Financing Agreement is only a summary of all material terms of the Second Financing Agreement, and is qualified in its entirety by reference to the full text of the agreement, filed as Exhibit 10.8 to our Current Report on Form 8-K filed on November 24, 2009.  Pursuant to the Second Financing Agreement, we issued the following New Notes and New Warrants to Eurasian on the following dates:

Date of New Note	Amount of New Note	Number of New Warrants
April 12, 2011	$410,000	410,000
May 24, 2011	$50,000	50,000
June 21, 2011	$400,000	400,000
Total	$860,000	860,000

The New Notes and New Warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC. We are obligated to register the shares of common stock underlying the New Notes and the shares of common stock underlying the New Warrants for resale.

On April 12, 2011, pursuant to the Range Agreement, we issued 8,500,000 shares of our common stock to Range Kentucky Holdings, LLC.  The shares of our common stock were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC.

On April 29, 2011, we issued 14,059 shares of our common stock to Tahoe Energy, LLC exchange for services provided to us. The shares of our common stock were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of the Securities Act.

On April 29, 2011, we issued 50,198 shares of our common stock to BLS Energy, LLC exchange for services provided to us. The shares of our common stock were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of the Securities Act.

Purchases of Equity Securities. None.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended April 30, 2011, from the sale of registered securities.

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

Item 7. Management’s Discussion and Analysis of Financial Condition Results of Operation.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2011.

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

Range Agreement. On April 12, 2011, we entered into the Range Agreement with Range pursuant to which we acquired all of the membership interests in each of Range’s wholly-owned subsidiaries KYTX Oil and Gas, LLC, KYTX Pipeline, LLC, and KYTX Drilling Company, LLC (the “KYTX Entities"). The KYTX Entities’ interests include (i) 71 wells located on approximately 4,040 acres in Kentucky, all of which are held by production, (ii) a 23-mile pipeline network capable of handling up to 9,000,000 cubic feet per day and (iii) drilling equipment including one drilling rig, one service rig and additional well-servicing equipment (the “KYTX Interests”).  As of the date of this Report, approximately 25 of the 71 wells acquired in the Range Interests have been drilled but require further work to be completed and commence production. We intend to focus our operations on the expansion and development of the KYTX Interests.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period of inception (September 1, 2009) through April 30, 2011, together with notes thereto as included in this Annual Report on Form 10-K.

For the year ended April 30, 2011, as compared to the year ended April 30, 2010.

Results of Operations.

Revenues.  We had oil and gas revenues of $251,337 for the year ended April 30, 2011, as compared to oil and gas revenues of $65,431 for the period of inception through April 30, 2010. Those revenues were generated from our interest in the Lozano lease in Texas, the Valentine lease in West Virginia and the KYTX leases in Kentucky. We expect the lease revenues from the Lozano, Valentine and KYTX leases will continue with slow decline for the foreseeable future.

To implement our business plan during the next twelve months, we need to generate increased revenues from the KYTX properties and other interests.  Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues.  If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses.  For the year ended April 30, 2011, our total operating costs and expenses were $901,256, which was comprised of lease operating costs of $103,331, production costs of $24,334, wage related expenses of $207,572, professional fees of $234,451 and general and administrative expenses of $304,946. By comparison, our total operating costs and expenses were $456,946 for the year ended April 30, 2010 which was comprised of lease operating costs of $5,859, production costs of $17,718, wage related expenses of $73,768, professional fees of $233,863 and general and administrative expenses of $116,911.  The increases in total operating costs and expenses from 2010 to 2011 was directly related to increases in production costs, wage related expenses and general administrative expenses for the year ended April 30, 2011.

Operating Loss.  For the year ended April 30, 2011, our total loss from operations was $649,919, as compared to a total loss from operations of $391,515 for the year ended April 30, 2010. We will continue to incur significant general and administrative expenses, but also expect to generate increased revenues after further developing our business.

Other Income and Expense.  For the year ended April 30, 2011, our net other expense was $1,154,250, which was comprised of interest expense of $266,743 debt discount amortization of $903,711 and other income of $16,204.  The total other expenses is attributed to the interest expense and debt discount which resulted from the senior secured convertible promissory note financing.  In comparison, for the year ended April 30, 2010, our net other expense was $110,748, which was comprised of interest expense of $18,769 and debt discount amortization of $91,979.

Net Loss.  For the year ended April 30, 2011, our net loss was $1,804,169, as compared to a net loss of $502,262 for the year ended April 30, 2010.  The significant increase in our net loss between the comparable periods was directly related to the increase in operating expenses and net other expense for the year ended April 30, 2011. We hope to generate additional revenues from our projects to cover out operating costs, which will reduce our net loss in the future.  We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources.  We had cash of $45,098, accounts receivable of $107,218 and prepaid expense of $2,585 as of April 30, 2011, making our total current assets $154,901.  We also had $6,699,709 in net property and equipment, which consists of oil and gas properties of $4,724,624, property and equipment of $2,010,534, net of accumulated depreciation, depletion and amortization of $35,449, and goodwill of $1,394,215.  Therefore, our total assets as of that date were $8,248,825.

Our total liabilities were $8,248,825 as of April 30, 2011.  This was comprised of total current liabilities of $433,175, represented by accounts payable and accrued expenses of $109,115 and accrued interest of $324,060.  We had total long-term liabilities of $1,159,660, represented by senior secured convertible promissory notes, net of discount of $1,300,340.  We had total stockholders’ equity of $6,655,990.  We had no other liabilities and no long term commitments or contingencies as of April 30, 2011.

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

Pursuant to our Participation Agreement with Allied for our interest in the Valentine Lease and M. Dillon Lease, we have paid the total drilling and completion costs and are not obligated to make any future payments of our proportional share of drilling and completion costs in the project. However, if the actual costs exceed the initial authority for expenditure, then we will be obligated to pay our proportional share of the overrun.

Pursuant to our Subscription Agreement with Berry, we have paid the total drilling and completion costs and are not obligated to make any future payments of our proportional share of drilling and completion costs in the project. However, if the actual costs exceed the initial authority for expenditure, then we will be obligated to pay our proportional share of the overrun.

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

On November 18, 2009, we entered into a note and warrant purchase agreement (the “First Financing Agreement”) with Eurasian Capital Partners Limited (“Eurasian”), whereby Eurasian agreed to lend up to $2,000,000 to us in multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $0.50 per share (“Notes”) and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share (“Warrants”) in the amount of each installment. The Warrants expire five years from the date of the investment.  The Notes are due on November 18, 2012, or upon default, whichever is earlier, and bear interest at the annual rate of 8%. The Notes have an optional conversion feature by which this lender can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share.

In connection with the First Financing Agreement, we issued the following Notes and Warrants to Eurasian on the following dates:

Date of Note	Amount of Note	Number of Warrants
November 18, 2009	$334,905	334,905
February 5, 2010	$80,000	80,000
March 4, 2010	$300,000	300,000
March 25, 2010	$100,000	100,000
April 15, 2010	$250,000	250,000
July 22, 2010	$175,000	175,000
August 12, 2010	$ 25,000	25,000
August 18, 2010	$150,000	150,000
September 7, 2010	$ 70,000	70,000
September 24, 2010	$40,000	40,000
December 2, 2010	$25,000	25,000
December 15, 2010	$75,000	75,000
February 8, 2011	$100,000	100,000
March 1, 2011	$160,000	160,000
April 12, 2011	$115,095	115,095
Total	$2,000,000	2,000,000

On April 12, 2011, we entered into a second Note and Warrant Purchase Agreement with Eurasian (“Second Financing Agreement”), whereby Eurasian agreed to lend up to $2,400,000 to us multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $1.00 per share (“New Notes”) and five-year warrants to acquire shares of common stock at an exercise price of $1.25 per share (“New Warrants”) in the amount of each installment. The New Warrants expire five years from the date of the investment. The New Notes are due on April 12, 2014, or upon default, whichever is earlier, bears interest at the annual rate of 8%.  The New Notes have an optional conversion feature by which Eurasian can convert the principal and accrued interest into shares of our common stock at a conversion price of $1.00 per share.

In connection with the Second Financing Agreement, we issued the following New Notes and New Warrants to Eurasian on the following dates:

Date of New Note	Amount of New Note	Number of New Warrants
April 12, 2011	$410,000	410,000
May 24, 2011	$50,000	50,000
June 21, 2011	$400,000	400,000
Total	$860,000	860,000

As of April 30, 2011, we had cash of $45,098. As discussed below, we received $1,114,000 in proceeds from sales of debentures and warrants in July 2011.  We estimate that our cash on hand will not be sufficient for us to continue our current operations for the next twelve months. We will need additional cash to expand our operations, including the development of the KYTX Interests. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. In addition to generating revenues from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably.

We have been, and intend to continue, working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our continued operations and our expansion efforts with respect to the KYTX Interests.

On July 26, 2011, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the purchasers identified therein (each a “Purchaser” and, collectively, the “Purchasers”) providing for the issuance and sale by us to the Purchasers of an aggregate principal value of approximately $1,310,621 of original issue discount convertible debentures (the “Debentures”) and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase an aggregate of 2,621,241 shares of our common stock (collectively, the “Warrants” and the shares issuable upon exercise of the Warrants, collectively, the “Warrant Shares”), in exchange for the aggregate purchase price of approximately $1,114,000.

On August 1, 2011, we issued Debentures to the Purchasers due and payable two years from August 1, 2011.  The Debentures may be converted at any time at the option of the Purchasers into shares of the Registrant’s common stock at a conversion price of $1.00 per share (the “Conversion Price”). On and after the earlier of (i) the Effective Date (as defined in the Registration Rights Agreement) or (ii) February 1, 2012 (such earlier date, the “Trigger Date”), the Conversion Price shall be reduced to the lesser of (x) the then Conversion Price, as adjusted and (y) the average of the volume weighted average price for the 10 trading days immediately following the Trigger Date, which shall thereafter be the new Conversion Price. The adjusted Conversion Price shall not be lower than $0.50.The Debentures bear interest at the rate of 5% per annum increasing to 18% in an event of default.  Interest is payable quarterly payable in cash or equity if certain conditions are met.  The Debentures will be unsecured, general obligations, and rank pari passu with our other unsecured and unsubordinated liabilities.  The Debentures are not subject to voluntary prepayment by us prior to maturity and are identical for all of the Purchasers except for principal amount.

The Series A Warrants grant each Purchaser the right to purchase up to a number of shares of Common Stock equal to 50% of the shares underlying the principal amount of the Debenture issued to such Purchaser, have an exercise price of $1.25 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years. The Series B Warrants grant each Purchaser the right to purchase up to a number of shares of Common Stock equal to 100% of the shares underlying the principal amount of the Debenture issued to such Purchaser, have an exercise price of $1.00 per share, are exercisable immediately upon issuance and have a term of exercise equal to twelve months. The Series C Warrants grant each Purchaser the right to purchase up to a number of shares of Common Stock equal to 50% of the shares underlying the principal amount of the Debenture issued to such Purchaser, have an exercise price of $1.25 per share, vest and are exercisable ratably commencing on the exercise of the Series B Warrants held by each Purchaser and have a term of exercise equal to five years.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Alamo Energy Corp.

We have audited the accompanying  consolidated balance sheets of Alamo Energy Corp. (an exploration stage company) as of April 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception (September 1, 2009) through April 30, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alamo Energy Corp. (an exploration stage company) as of April 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and for the period from inception (September 1, 2009) through April 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 4, the Company has incurred an operating loss and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Q Accountancy Corporation

Laguna Hills, California
July 28, 2011

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2011 AND 2010

ASSETS

	2011	2010
Current assets:
Cash and cash equivalents	$45,098	$285,458
Accounts receivable	107,218	18,034
Prepaid expenses	2,585	8,084
Total current assets	154,901	311,576

Oil and gas properties
Proved	1,435,725	300,000
Unproved	3,288,899	352,126
Property, plant and equipment
Well machinery and equipment	1,736,385	-
Furniture, fixtures and other	274,149	-
Less: accumulated depletion, depreciation and amortization	(35,449)	(8,827)
Net oil and gas properties, plant and equipment	6,699,709	643,329

Goodwill	1,394,215	-

Total assets	$8,248,825	$954,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$109,115	$58,625
Accrued liabilities	324,060	18,723
Total current liabilities	433,175	77,348

Senior convertible promissory notes, net of discount of $1,300,340 and $808,956, respectively	1,159,660	255,949

Stockholders’ Equity:
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 57,232,777 and 48,668,520 shares issued and outstanding, respectively	57,233	48,669
Additional paid in capital	8,905,189	1,075,201
Deficit accumulated during exploration stage	(2,306,432)	(502,262)
Total stockholders’ equity	6,655,990	621,608

Total liabilities and stockholders' equity	$8,248,825	$954,905

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30, 2011	Year Ended April 30, 2010	Inception (September 1, 2009) through April 30, 2011

Oil and gas revenues	$251,337	$65,431	$316,768

Operating costs and expenses:
Lease operating costs	103,331	5,859	109,190
Production costs	24,334	17,718	42,052
Depletion, depreciation and amortization	26,622	8,827	35,449
Salaries, wages and related expense	207,572	73,768	281,340
Legal and professional	234,451	233,863	468,314
Other general and administrative	304,946	116,911	421,857

Total operating costs and expenses	901,256	456,946	1,358,202

Loss from operations	(649,919)	(391,515)	(1,041,434)

Other income (expense):
Interest expense	(266,743)	(18,769)	(285,512)
Interest expense – debt discount amortization	(903,711)	(91,979)	(995,690)
Other income	16,204	-	16,204

Total other income (expense)	(1,154,250)	(110,748)	(1,264,998)

Net loss before income taxes	(1,804,169)	(502,262)	(2,306,432)

Provision for income taxes	-	-

Net loss	$(1,804,169)	$(502,262)	$(2,306,432)

Net loss per share – basic and diluted	$(0.04)	$(0.03)	$(0.06)

Weighted average shares outstanding – basic and diluted	51,020,552	15,751,637	39,620,718

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 1, 2009) THROUGH APRIL 30, 2011

	Shares *	Amount	Additional Paid-In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ Equity

Balance, September 1, 2009	176,668,500	176,669	$(176,669)	$-	$-

Shares issued for oil and gas properties	10,500,000	10,500	289,500	-	300,000

Cancellation of shares for cash and assumption of liabilities	(138,499,980)	(138,500)	58,635	-	(79,865)

Discount on convertible notes payable	-	-	900,935	-	900,935

Contribution of facilities rent	-	-	2,800	-	2,800

Net loss	-	-	-	(502,262)	(502,262)

Balance, April 30, 2010	48,668,250	48,669	1,075,201	(502,262)	621,608

Shares issued for acquisitions	8,500,000	8,500	6,366,500	-	6,375,000

Shares issued for services	64,257	64	64,193	-	64,256

Discount on convertible notes payable	-	-	1,395,095	-	1,395,095

Contribution of facilities rent	-	-	4,200	-	4,200

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 1, 2009) THROUGH APRIL 30, 2011

	Shares *	Amount	Additional Paid-In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ Equity

Net loss				(1,804,169)	(1,804,169)

Balance, April 30, 2011	57,232,777	$57,233	$8,905,189	$(2,306,432)	$6,655,990

* - Retroactively stated for 30-1 forward stock split.

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended April 30, 2011	Year Ended April 30, 2010	Inception (September 1, 2009) through April 30, 2011

Cash flows from operating activities:
Net loss	$(1,804,169)	$(502,262)	$(2,306,432)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	26,622	8,827	35,449
Rent contributed by officer	4,200	2,800	7,000
Common stock issued for services	64,256	-	64,256
Accretion of debt discount	903,711	91,979	995,690
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(89,184)	(18,034)	(107,218)
(Increase) decrease in prepaid expenses	5,499	(8,084)	(2,585)
Increase (decrease) in accounts payable	50,489	(21,240)	29,250
Increase in accrued liabilities	305,337	18,723	324,060

Net cash used in operating activities	(533,239)	(427,291)	(960,530)

Cash flows from investing activities:
Purchase of oil and gas properties	(1,096,920)	(352,156)	(1,449,076)
Purchase of property and equipment	(5,296)	-	(5,296)

Net cash used in investing activities	(1,102,216)	(352,156)	(1,454,372)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes	1,395,095	1,064,905	2,460,000

Net cash provided by financing activities	1,395,095	1,064,905	2,460,000

Net increase (decrease) in cash	(240,360)	285,458	45,098

Cash and cash equivalents, beginning of period	285,458	-	-

Cash and cash equivalents, end of period	$45,098	$285,458	$45,098

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash transactions:
Common stock issued for oil and gas properties	$6,375,000	$300,000	$6,675,000

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

1.	BUSINESS AND ORGANIZATION

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

On April 12, 2011, the Company acquired 100% of the membership interest of three (3) affiliated entities, KYTX Oil and Gas, LLC, KYTX Pipeline, LLC, and KYTX Drilling, LLC from their sole member in exchange for $400,000 in cash and 8,500,000 shares of the Company’s common stock valued at $6,375,000.  As a result, each of the entities became wholly owned subsidiaries to further exploit the oil and gas properties held by KYTX Oil and Gas, LLC consisting of 4,040 gross acres in Knox County, Kentucky and the related well equipment and gathering assets held by KYTX Pipeline, LLC and KYTX Drilling, LLC, respectively.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

1.            BUSINESS AND ORGANIZATION (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Alamo Energy Corp. and our wholly-owned subsidiaries from the date of acquisition April 12, 2011 through April 30, 2011.  All intercompany transactions have been eliminated.

Exploration Stage

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars.  The Company has not produced significant revenues from its principal business and is in the exploration stage company as defined by ASC 915, Development Stage Entities.

The Company is engaged in the acquisition, exploration, development and producing of oil and gas properties.  As of April 30, 2011, the Company owns a 75% working interest in oil and gas properties in Frio County, Texas, a 16% working interest in certain oil and gas leases in Adair County, Kentucky, a 50% working interest in certain leases in Ritchie County, West Virginia, and farm-in and participation rights agreements in onshore oil and gas properties in the UK.  The Company also acquired on April 12, 2011, a 100% working interest in certain oil and gas leases in Knox County, Kentucky.

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

As discussed in Note 4, the accompanying financial statements have been prepared assuming the Company will continue as a going concern.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.  Actual amounts could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents.

Fair Value of Financial Instruments

The Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short period to maturity of these instruments.

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

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties (continued)

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

Wells and Equipment

Wells and equipment are stated at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation of property and equipment is computed using the units of production and straight line methods over the estimated useful lives of the assets.  Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the related lease term.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination.  Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances.  The performance of the goodwill impairment test involves a two-step process.  The first step involves comparing the fair value of our reporting units to their carrying values, including goodwill.  We determine fair value based on estimated future cash flows of each reporting unit discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.  The cash flow projections for each reporting unit are based on a five-year forecast of cash flows, derived from the most recent annual financial forecast.  If the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value.  An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.  The Company’s goodwill is related to its recent acquisition of the KYTX entities on April 12, 2011 as discussed in Note 5.  Due to the limited history and our initial purchase price allocation for this transaction, the Company will assess any potential impairment in accordance with its policy as described above within the next twelve (12) months and not later than its next fiscal year end.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Impairment of Long-Lived Assets

The Company reviews the carrying values of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.

The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the years ended April 30, 2011 and 2010, the Company has not incurred an impairment loss on its long-lived assets.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties within the Company’s balance sheets. The Company depletes the amount added to proved oil and gas property costs using the units-of-production method and the straight-line basis over the life of the assets.

The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. The asset retirement liability is allocated to operating expense using a systematic and rational method.

Revenue Recognition

Working interest, royalty and net profit interests are recognized as revenue when oil and gas are sold.  The Company records the sale of its interests in prospects generally as a reduction to the cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to a cost center.  A significant alternation would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  All terms of the sale are to be finalized and price readily determinable.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

The Company reports and displays its components of comprehensive income or loss in its financial statements with the same prominence as other financial statement amounts.  For the years ended April 30, 2011 and 2010, the Company had no other component of comprehensive loss other than its net loss as reported within the statements of operations.

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

Reclassifications

Certain amounts in the 2010 financial statements have been reclassified for comparative purposes to conform to the current year presentation.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

3.           CONCENTRATION OF CREDIT RISK AND ECONOMIC DEPENDENCY

The Company collects its receivables on its working interests in oil and gas properties from the well operators.  As such, the Company generally has relatively few customers.  These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary.  At April 30, 2010, the Company had two (2) customers that accounted for 100% of its outstanding receivables and correspondingly, its oil and gas sales.  Bad debt expense is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable.  There has been no bad debt expense for the years ended April 30, 2011 and 2010.

The Company receives certain well drilling and pipeline transportation services from its subsidiaries.

4.           GOING CONCERN

The Company is in the exploration stage, has minimal revenues and has incurred losses from operations of $2,306,432 since inception and has used $960,530 in cash for operating activities since inception.  Due to the Company’s sustained losses, additional debt and equity financing will be required by the Company to fund its activities and to support operations.  There is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

Management is currently devoting substantially all of its efforts to exploit its existing oil and gas properties and recover as much of the resources available.  The Company also continues to search for additional productive properties.  There can be no assurance that the Company's efforts will be successful, or that those efforts will translate in a beneficial manner to the Company. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

5.           ACQUISITION

On April 12, 2011, the Company acquired 100% of the membership interest of three (3) affiliated entities, KYTX Oil and Gas, LLC, KYTX Pipeline, LLC, and KYTX Drilling, LLC (the "KYTX Entities") from their sole member in exchange for $400,000 in cash and 8,500,000 shares of the Company’s common stock valued at $6,375,000 and subject to certain other conditions and obligations.

Registration Rights Agreement

In connection with the acquisition, the Company entered into a registration rights agreement with KYTX entities' sole member ("Registration Rights Agreement”) pursuant to which the Company is obligated to register for resale under the Securities Act an aggregate of 3,000,000 shares of common stock issuable to the sole member under the Purchase Agreement (“Registrable Shares”). The Registration Rights Agreement provides that the Company file a registration statement covering the resale of the Registrable Shares (“Registration Statement”) with the SEC no later than 120 days following the date of the Registration Rights Agreement.  In the event the Registration Statement has not become effective on or before the 90th day after audits of the KYTX Entities' financial statements for fiscal years ending December 31, 2010 and 2009, have been completed (“Registration Failure”), the Company will make pro rata payments to Range as liquidated damages (“Special Damage Shares”) in an amount equal to 0.25% of the aggregate value of the Registrable Shares for each 30-day calendar period (or pro rata portion) following a Registration Failure until such failure is cured, up to a maximum  aggregate number of Special Damage Shares of no more than 0.50% of the aggregate value of all shares of the registrable securities.

Lock-Up Agreement

In addition, the Company entered into a lock-up agreement with Range (the “Lock-Up Agreement”) pursuant to which the KYTX entities' sole member agreed to restrict the sale of the shares of our common stock held by the sole member such that during the one year period following the effective date of the Registration Statement, the sole member will not sell or transfer more than the greater of 100,000 Registrable Shares or the number of Registrable Shares equal to 7.5% of the average weekly trading volume of our common stock during the prior four calendar weeks.
Additional Share Agreement

In addition, the Company entered into an additional shares agreement with Range (the “Additional Shares Agreement”) pursuant to which five million five hundred thousand (5,500,000) shares (“Protected Shares”) held by Range will be subject to downside price protection for a period of up to 24 months following the closing date of the Range Agreement (“Protection Period”). The Additional Shares Agreement provides that if, during the Protection Period, the 10-day volume weighted average price (“VWAP”) of our common stock is less than or equal to $0.60 per share (“First Triggering Per Share Price”), Range may elect to adjust the Per Share Price to equal the 10-day VWAP on the Triggering Date. If, during the Protection Period, the 10-day VWAP is less than or equal to $0.35 per share (“Second Triggering Per Share Price”), Range may elect to adjust the Per Share Price to equal the 10-day VWAP on the Triggering Date. The Triggering Date is the date the 10-day VWAP is less than or equal to the First Triggering Per Share Price or the Second Triggering Per Share Price, as applicable (the "Triggering Date"). In the event there is an adjustment based on the First Triggering Per Share Price, we shall issue to Range number of shares of common stock obtained by (i) multiplying the number of Protected Shares held by Range on the Triggering Date by the Per Share Price and (ii) subtracting the number of Protected Shares held by Range on the Triggering Date from the quotient obtained by dividing the product specified in (i) by the First Adjusted Per Share Price. In the event there is an adjustment based on the Second Triggering Price, we will issue to Range the number of shares of common stock obtained by (a) multiplying the number of Protected Shares held by Range on the Triggering Date by the Per Share Price, and (b) subtracting the number of Protected Shares held by Range on the Triggering Date and any additional shares issued based on the First Triggering Per Share Price from the quotient so obtained by dividing the product specified in (a) by the Second Adjusted Per Share Price.

 ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

5.           ACQUISITION (Continued)

The acquisition was accounted for as a purchase, with the assets acquired and liabilities assumed recorded at fair value, and the results of the KYTX entities’ operations included in our financial statements from the date of acquisition.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values is as follows:

Proved oil and gas properties	$1,135,725
Unproved oil and gas properties	2,204,640
Other property and equipment	2,053,741
Goodwill	1,394,215

Total assets acquired	6,788,321
Liabilities assumed	(13,321)

Total purchase price	$6,775,000

6.           OIL AND GAS PROPERTIES

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

 ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010
6.           OIL AND GAS PROPERTIES (Continued)

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

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010
6.           OIL AND GAS PROPERTIES (Continued)

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

On April 12, 2011, the Company acquired a 100% working interest and 72.5% net royalty interest in 4,040 gross acres in Knox County, Kentucky comprising of approximately 70 wells and related well equipment and gathering assets in connection with its acquisition of the KYTX entities as discussed above in Note 5.

The following table presents information regarding the Company’s net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

	April 30, 2011	April 30, 2010
Property acquisition costs:
Proved	$1,435,725	$300,000
Unproved	3,121,601	303,968
Exploration costs	128,991	48,158
Development costs	38,307	-
Totals	$4,724,624	$652,126

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

6.           OIL AND GAS PROPERTIES (Continued)

As of April 30, 2011 and 2010, the Company’s unproved properties consist of leasehold acquisition and exploration costs in the following geographical areas:

	2011	2010
Kentucky	$2,655,629	$303,968
West Virginia	332,625	-
Tennessee	97,500	-
Texas	35,847	-

Totals	$3,121,601	$303,968

The following table sets forth a summary of oil and gas property costs not being amortized as of April 30, 2011, by the year in which such costs were incurred:

Costs Incurred During Fiscal Years Ended April 30
	Balance 04/30/11	2011	2010	Prior

Acquisition costs	$2,788,976	$2,485,008	$303,968	$-
Exploration costs	332,625	332,625	-

Total	$3,121,601	$2,817,633	$303,968	$-

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

7.           PROPERTY, PLANT AND EQUIPMENT

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

Property, plant and equipment consist of the following at April 30:

	2011	2010

Wells, machinery and equipment	$1,736,385	$-
Furniture, fixtures and office equipment	274,149	-
	2,010,534

Less: accumulated depreciation	(10,194)	-

	$2,000,340	$-

Depreciation expense was $10,194 and $-0- for the years ended April 30, 2011 and 2010, respectively.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

8.           SENIOR CONVERTIBLE PROMISSORY NOTES

In connection with the Asset Purchase Agreement, on November 18, 2009, the Company entered into a Note and Warrant Purchase Agreement with one investor pursuant to which the investor agreed to lend up to $2,000,000 to the Company in multiple installments in exchange for senior secured convertible promissory notes (the "Notes") that mature November 18, 2012, convertible at any time at the option of the holder, with a conversion price of $0.50 per share (the "Conversion Feature") and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share (the" Warrants") in the amount of each installment; provided however, that the Company provide the proposed use of proceeds for each requested amount. Each proposed use of proceeds for each requested amount shall specify that the majority of the proceeds shall be used for the acquisition of low risk oil and gas rights in geographic regions with stable governments. The investor shall have sole discretion in determining whether the proposed use of proceeds meets those requirements.

Post-delivery of the Note and Warrant Purchase Agreement, the Company effectuated a thirty-for-one split (the "Stock Split") of the authorized number of shares of its common stock and all of its then-issued and outstanding common stock, par value $0.001 per share. The Note and Warrant Purchase Agreement provides that the Note and Warrants issued in exchange for the First Installment will not be affected by the Stock Split and any future installments shall be treated on a post-Stock Split basis.

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

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

8.           SENIOR CONVERTIBLE PROMISSORY NOTES (Continued)

In connection with the Note and Warrant Purchase Agreement, the Company entered into the following installments of the Note and Warrant Purchase Agreement with the investor and issued the following Notes and Warrants to the investor on the following dates:

Date of Note	Amount of Note	Number of Warrants
November 18, 2009	$334,905	334,905
February 5, 2010	$80,000	80,000
March 4, 2010	$300,000	300,000
March 25, 2010	$100,000	100,000
April 15, 2010	$250,000	250,000
July 22, 2010	$175,000	175,000
August 12, 2010	$ 25,000	25,000
August 18, 2010	$150,000	150,000
September 7, 2010	$ 70,000	70,000
September 24, 2010	$40,000	40,000
December 2, 2010	$25,000	25,000
December 15, 2010	$75,000	75,000
February 8, 2011	$100,000	100,000
March 1, 2011	$160,000	160,000
April 12, 2011	$115,095	115,095
Totals	$2,000,000	2,000,000

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

8.             SENIOR CONVERTIBLE PROMISSORY NOTES (Continued)

On April 12, 2011, the Company entered into a second Note and Warrant Purchase Agreement with the same investor (“Second Financing Agreement”) pursuant to which the investor agreed to lend up to Two Million Four Hundred Thousand Dollars ($2,400,000) to the Company in multiple installments in exchange for a senior secured convertible promissory note (“New Note”) that mature on April 12, 2014, convertible at any time at the option of the holder, with a conversion price of $0.50 per share (the “Conversion Feature”) and five-year warrants ("New Warrants") to purchase shares of the Company's common stock at an exercise price of $1.25 per share in the amount of each installment; provided however, that the Company shall provide the proposed use of proceeds for each requested amount.  Each proposed use of proceeds for each requested amount shall specify that the majority of the proceeds shall be used for the development of the current or future assets of the Operating Entities and for the development of other oil, gas or pipeline properties acquired by the Registrant pursuant to the Development Agreement, as described above.  The investor shall have sole discretion in determining whether the proposed use of proceeds meets the requirements.

In connection with the Second Financing Agreement, the Company entered into the following installments of the Second Financing Agreement with the investor and issued the following New Notes and New Warrants to the investor on the following dates:

Date of New Note	Amount of New Note	Number of New Warrants
April 12, 2011	$410,000	410,000
May 24, 2011	$50,000	50,000
June 21, 2011	$400,000	400,000
Totals	$860,000	860,000

The assumptions used in the Black-Scholes option pricing model for the Warrants and Conversion Feature were as follows:

Risk-free interest rate	0.25% to 0.41%
Expected volatility of common stock	100.0%
Dividend yield	0.00%
Expected life of warrants and conversion feature	5 years
Weighted average warrants and conversion feature	$0.65 - $1.34

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

9.           WARRANTS

Warrant Activity

A summary of warrant activity for the period from September 1, 2009 (inception) through January 31, 2011 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding September 1, 2009	-	-
Issued	1,624,905	$1.00
Exercised	-	-
Outstanding April 30, 2011	1,624,905	$1.00	4.2 years
Exercisable, April 30, 2011	1,624,905	$1.00	4.2 years

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	3,330,894
Warrants	1,624,905
Reserved shares at April 30, 2011	4,955,799

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

10.           EMPLOYMENT AGREEMENTS

On November 19, 2009, the Company entered into an executive employment agreement with Allan Millmaker ("Millmaker Agreement").  Under the terms of the Millmaker Agreement, Mr. Millmaker has agreed to serve as the Company’s President and Chief Executive Officer for a period of three years.  The Millmaker Agreement provides for an initial base salary of $6,000 per month. The base salary amount shall increase by $1,000 after the last day of each of our fiscal quarters during the first fiscal year of the Millmaker Agreement.  Mr. Millmaker is also eligible to participate in benefit and incentive programs the Company may offer.

On November 19, 2009, the Company entered into an executive employment agreement with Philip Mann ("Mann Agreement").  Under the terms of the Mann Agreement, Mr. Mann has agreed to serve as the Company’s Chief Financial Officer and Secretary for a period of three years.  The Mann Agreement provides for an initial base salary of $4,000 per month. The base salary amount shall increase by Five Hundred Dollars $500 after the last day of each of our fiscal quarters during the first fiscal year of the Mann Agreement.  Mr. Mann is also eligible to participate in benefit and incentive programs the Company may offer.

11.          RELATED PARTY TRANSACTIONS

The Company uses office space with a value of $1,000 per month that is contributed by the Company's Chief Executive Officer. The Company also maintains an office in London, United Kingdom with a value of ,  £1,500 per month that is contributed by the Company’s Secretary.

Our subsidiary, KYTX Pipeline LLC uses an office, warehouse building and yard facility in Gray County, Kentucky with a value of  $1,500 per month that is contributed by one of the Company’s employees.

12.         SUBSEQUENT EVENTS

On May 1, 2011, the Company's Board of Directors accepted the resignation of Philip Mann as the Company's Chief Financial Officer, with Mr. Mann remaining as the Secretary and a director.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

12.         SUBSEQUENT EVENTS (Continued)

On May 1, 2011, the Company entered into an executive employment agreement with Donald Sebastian (“Sebastian Agreement”).  Under the terms of the Sebastian Agreement, Mr. Sebastian has agreed to serve as the Company’s Chief Financial Officer for a period of two years.  The Sebastian Agreement provides for an initial base salary of $5,000 per month. The base salary amount shall increase by $500 after the last day of each of the Company’s fiscal quarters during the first fiscal year of the Sebastian Agreement.  Mr. Sebastian is also eligible to participate in benefit and incentive programs the Company may offer.

On July 22, 2011, the Company moved its corporate offices from 10497 Town and Country Way, Suite 820, Houston, Texas, 77024 to its new location at 10575 Katy Freeway, Suite 300, Houston, Texas 77024.

On July 26, 2011, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the certain purchasers providing for the issuance and sale by the Company to the purchasers of an aggregate principal value of approximately $1,310,621 of original issue discount convertible debentures (the “Debentures”) that mature on July 29, 2013, convertible at any time at the option of the purchaser into shares of the Company’s common stock, with a conversion price of $1.00 per share, and three series of five-year warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase an aggregate of 2,621,241 shares of the Registrant’s Common Stock (collectively, the “Warrants” and the shares issuable upon exercise of the Warrants, collectively, the “Warrant Shares”) at an exercise price of $1.25 for Series A and Series C Warrants and $1.00 for Series B Warrants per share in the amount of each installment, in exchange for the aggregate purchase price of approximately $1,114,000.
13.          SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following table presents the standardized measure of future net cash flows from proved oil reserves in accordance with ASC 932, Extractive Industries - Oil and Gas. All components of the standardized measure are from proved reserves, all of which are located within the continental United States.  As prescribed by this statement, amounts shown are based on prices and costs as of April 30, 2011 and 2010, and assume the continuation of then existing economic conditions. All future income taxes are based on year-end statutory rates, adjusted for tax credits. A discount factor of ten percent was used to reflect the timing of the Company’s future net cash flows. Extensive judgments are involved in estimating the timing of production and the costs that will be incurred through the remaining lives of the fields.  Accordingly, the estimates of future net revenues from proved reserves and the present value thereof may not be materially correct when judged against actual subsequent results. Further, since prices and costs do not remain static, and no price or cost changes have been considered, and all future production and development costs are estimated to be incurred in developing and producing the estimated proved oil reserves, the results are not necessarily indicative of the fair market value of estimate proved reserves, and the results may not be comparable to estimates by other oil and gas producers.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

13.          SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited) (Continued)

Costs Incurred

The costs incurred in oil and gas acquisition, exploration and development activities are as follows:

	Years Ended April 30,
	2011	2010

Property acquisition costs, proved	$1,435,725	$300,000
Property acquisition costs, unproved	3,121,601	303,968
Exploration costs	128,991	48,158
Development costs	38,307	-
Total costs incurred	$4,724,624	$652,126

The following costs of unproved properties are capitalized as part of the Company’s full cost pool. These costs are excluded from the calculation of full cost pool amortization until such time the related drilling programs are completed and the costs can be evaluated as proved, or until the costs are determined to be impaired, which is expected to occur in 2010.

	April 30,	April 30,
	2011	2010
Unproved properties:
Oil and gas leasehold acreage acquisition costs	$2,788,976	$303,968
Geological and geophysical costs	-
Drilling in progress	332,625	-
	$3,121,601	$303,968

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

13.          SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited) (Continued)

Proved Reserves.

The following reserve schedule summarizes the Company's net ownership interests in estimated quantities of proved oil and gas reserves and changes in its proved reserves, all of which are located in the continental United States. All reserve estimates for crude oil and natural gas were internally prepared by the Company and estimated by Nova Resource, Inc. (“Nova”), independent petroleum engineers.  In accordance with SEC guidelines, Nova’s estimates of future net revenues from our properties, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period May 2010 through April 2011, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, we anticipate that these oil and gas reserve estimates will change as future information becomes available.

The technical person at Nova is responsible for preparing the reserves estimates presented herein and meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Allan Millmaker, our officer and director, acted as the liaison with the technical person at Nova.  Mr. Millmaker's technical qualifications are described in the section entitled Management in this Report.

Reserve Technologies. Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, Nova employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps and available down well and production data, seismic data, well test data.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

13.         SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited) (Continued)

Oil and Gas Reserve Information (Unaudited). The following reserve quantities and future net cash flow information for our proved reserves located in the United States have been estimated as of April 30, 2011.  The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

	Crude Oil (Bbls)	Natural Gas (Mcf)
PROVED DEVELOPED AND UNDEVELOPED RESERVES:

April 30, 2009	17,667	-

Revision of previous estimates
Purchase of reserves	-
Extensions, discoveries, and other additions	-	-
Sale of reserves	-	-
Production	(1,658)

April 30, 2010	16,009	-

Revision of previous estimates	(7,987)
Purchase of reserves	2,861	12,355,996
Extensions, discoveries, and other additions	1,357	172,848
Sale of reserves
Production	(2,803)	(19,368)

April 30, 2011	27,638	12,509,476

PROVED DEVELOPED RESERVES

April 30, 2009	-	-
April 30, 2010	8,804	-
April 30, 2011	10,651	1,608,975

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

13.           SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited) (Continued)

Standardized Measure

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

	Years Ended April 30,
	2011	2010
Future cash inflows	$63,764,737	$965,060
Future production costs	(15,628,515)	(425,434)
Future development costs	(14,103,000)	(2,880)
Future income tax expense	-	-
Future net cash flows	34,033,222	536,746
10% annual discount for estimated timing of cash flows	(27,184,770)	(208,060)
Standardized measure of discounted future net cash flow related to proved reserves	$6,848,452	$328,686

Change in Standardized Measure

A summary of the changes in the standardized measure of discounted future new cash flow applicable to proved oil and natural reserves is as follows:

	Years Ended April 30,
	2011	2010
Balance, beginning of period	$328,686	$-
Sales of oil and gas, net	(123,672)	(41,854)
Net change in prices and production costs	(18,886)	-
Net change in future development costs	-	-
Extensions and discoveries	187,002	370,540
Revisions of previous quantity estimates	(28,678)	-
Previously estimated development costs incurred	-	-
Net change in income taxes	-	-
Accretion of discount	-	-
Purchase of minerals in place	6,504,000	-
Sales of reserves	-	-
Other
Balance, end of period	$6,848,452	$328,686

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

13.           SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited) (Continued)

The standardized measure of discounted future net cash flows as of April 30, 2011 and 2010 was calculated using the following Average Fiscal-Year prices:

	2011
Average crude oil price per barrel	$76.180	$92.244
Average gas price per MCF	$4.929	$-0-

The standardized measure of discounted future net cash flows is provided using the 12-month unweighted arithmetic average. The oil price used as of April 30, 2011 was $76.18 per Bbl of oil and $4.93 per Mcf of gas. Future production costs are based on year-end costs and include severance and ad valorem taxes of approximately 4.5%. Each property that is leased by the Company is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount.

The Company used discounted future net cash flows, which is calculated without deducting estimated future income tax expenses, and the present value thereof as one measure of the value of the Company's current proved reserves and to compare relative values among peer companies without regard to income taxes.  While future net revenue and present value are based on prices, costs and discount factors which are consistent from company to company, the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company.  As of April 30, 2011, the present value of discounted future net cash flows and the standardized measure of discounted future net cash flows are equal because the effects of estimated future income tax expenses are zero

In April 2011, the Company acquired an estimated 13,846 Bbls of proved undeveloped net oil reserves and 9,404,975 Mcf of proved undeveloped net gas reserves in place in connection with the Company’s acquisition of the KYTX entities consisting of approximately seventy (70) wells.  None of the proved undeveloped oil and gas reserves were converted during the period ended April 30, 2011.  In addition, there were no proved undeveloped reserves over five (5) years.

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

On January 29, 2010, we dismissed Mendoza as our principal accountant effective on such date. As disclosed in our Current Report on Form 8-K, which was filed with the Commission on November 24, 2009, we had previously dismissed Malone as our principal accountant effective on November 18, 2009. The reports of Malone on our financial statements for fiscal years 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, were not qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern. We engaged Quintanilla Accountancy Corporation (“Quintanilla”) as its new principal accountant effective as of January 29, 2010. The decision to dismiss Mendoza and engage Quintanilla was recommended and approved by our Board of Directors.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of April 30, 2011.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of April 30, 2011, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended April 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Allan Millmaker	59	Chief Executive Officer, President, Director
Donald Sebastian	58	Chief Financial Officer
Philip Mann	25	Secretary, Director

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

Allan Millmaker. Mr. Millmaker, our Chief Executive Officer, President and one of our directors since November 19, 2009, has over thirty years of experience in the oil and gas industry. From 2005 to the present, Mr. Millmaker has worked as an independent project generator specializing in the development of quality oil and gas projects and oil service business ventures. From 2002 to 2005, Mr. Millmaker worked for Bluewater Offshore Production Systems (U.S.A.), Inc., one of Europe’s leading providers to the offshore oil industry, where he was responsible for operations in North and South America. Bluewater Offshore Production Systems, Inc. ("Bluewater") specializes in the design, development, lease and operation of tanker-based production and storage systems, owns and operates a number of floating production storage and offloading systems, and provides single point mooring systems. Bluewater has working interest in oil and gas properties.  Mr. Millmaker was instrumental in acquiring oil and gas properties for Bluewater.

From 1995 to 2001, Mr. Millmaker worked for Navion ASA (“Navion”) as Senior Vice President for the Floating Production Business. His division was responsible for developing business for the Multipurpose Shuttle Tankers and establishing Navion as a Floating Production Storage and Offloading (FPSO) supplier. During his tenure, Navion won contracts for the Navion Munin FPSO, operating at the Lufeng 22-1 field in the South China Sea and the Berge Hugin FPSO, which is producing at the Pierce field in the UK sector of the North Sea. From 1991 to 1995, he acted as an independent consultant for Kerr McGee in the UK on the Gryphon project and later for Shell on the Troll and Draugen projects.

From 1979 to 1986, he worked for Mobil Exploration Norway Inc.’s (“Mobil”) engineering team, helping to bring the Statfjord “A” wells on-stream, and later became Offshore Production Supervisor. In 1983, he joined Mobil’s operations team where he was Operations Superintendent for the Statfjord “A” platform and in 1986, Platform Manager for Statfjord “B” platform.  When the operatorship of the Statfjord field was transferred to Statoil, Mr. Millmaker accepted the offer to continue with Statoil and from 1987 was seconded to Shell as Deputy Project Manager on the Troll Phase 1 Project. In 1989 he joined Shell as Operations Manager on the Northwest Shelf Gas Project in Western Australia.

From 1974 to 1979, Mr. Millmaker served as a production engineer for British Petroleum (BP) in Abu Dhabi, where he worked in the production and drilling departments. He obtained a first class honors and Bachelors of Science. Degree in Production Engineering and Management from the University of Strathclyde, Glasgow in 1974.

Mr. Millmaker’s long term of service in the oil and gas industry and his management skills exhibited, and experience obtained were material considerations that led the Board of the Directors to conclude that Mr. Millmaker should serve as one of our directors. Mr. Millmaker is not an officer or director of any other reporting company.

Donald Sebastian.  Mr. Sebastian has been our Chief Financial Officer since May 1, 2011.  Prior to joining our Company, Mr. Sebastian served as Chief Financial Officer, Principal Accounting Officer and Vice President of Velocity Energy Inc. (OTCBB: VYCE) from June 2008 to April 2011.  From 2004 to 2008, Mr. Sebastian served as Vice President of Onshore Operations and Business Development with Michael Baker Corporation (NYSE Amex: BKR).  From 1979 to 2004, he served in various executive capacities including Senior Vice President responsible for the Gulf Coast Onshore and Offshore Business Unit and Chief Financial Officer of J. M. Huber Corporation. He has over 37 years of experience in the oil and gas industry and has the financial and accounting expertise traditionally associated with Chief Financial Officers as well as substantial onshore and offshore operating expertise.  Mr. Sebastian earned a Bachelor of Science Degree in Business Administration from Trinity University in 1974.

Philip Mann. Mr. Mann has been our Secretary and one of our directors since November 19, 2009. Mr. Mann also served as our Chief Financial Officer from November 2009 to May 2011.  Mr. Mann currently devotes approximately 40 to 50 hours per week to us. Mr. Mann has approximately five years of experience with companies in the oil and gas industry. From August 2008 to July 2009, Mr. Mann worked as an independent consultant, providing accounting and financial services to several public and private oil companies. From June to August 2008, Mr. Mann worked for Aker Floating Production ASA in Singapore working on the conversion of the Dhirubhai-1 Floating Production Storage and Offloading vessel as a member of the site team, where Mr. Mann’s role included commercial and accounting work related to overseeing and managing purchase orders and work order claims. Mr. Mann did not provide any other accounting and financial services to Aker Floating Production ASA. From 2006 to 2007, Mr. Mann worked for Capital Shipbrokers Ltd., a leading tanker broker, where Mr. Mann’s role was as a trainee and junior shipbroker. Mr. Mann did not provide financing and accounting services to Capital Shipbrokers Ltd. From July 2005 to the present, Mr. Mann has been working as a consultant for SMV Engineering Ltd. Mr. Mann’s role includes accounting and financial services, specifically financial planning and project costing and financing with the commercial department for the development of new projects with a focus on engineering, commissioning and project management of Floating Production Storage & Offloading vessels and Floating Storage & re-gasification units. He was awarded an International Baccalaureate Certificate from King William’s College, Isle of Man in 2004.

Mr. Mann’s experience and skill with companies in the oil and gas industry and his experience with project development, management and finance background were the material considerations that led our Board of Directors to conclude that Mr. Mann should serve as one of our directors.  Mr. Mann is not an officer or director of any other reporting company.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the Board of Directors and, subject to employment agreements (which do not currently exist), serve at the discretion of the board. Currently, directors receive no cash compensation.

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

There are no family relationships among our directors or among our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors, officers and persons owning more than 10% of our common stock to file reports of ownership and changes of ownership with the SEC.  Based upon our review of the copies of such reports furnished to us, or representations from certain reporting persons that no other reports were required, we believe all applicable filing requirements were complied with during the fiscal year ended April 30, 2011.

Corporate Governance.

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

The Board of Directors will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, at 10497 Town and Country Way, Suite 820, Houston, Texas 77024. Submissions that are received that meet the criteria described above will be forwarded to the Board of Directors for further review and consideration. The Board of Directors will not evaluate candidates proposed by stockholders any differently than other candidates.  There have been no material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors.

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

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ended April 30, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Allan Millmaker, President, CEO	2011	$111,000	0	0	0	0	0	0	$111,000

Philip Mann, CFO, Secretary*	2011	$67,500	0	0	0	0	0	0	$67,500

* On May 1, 2011, Philip Mann resigned his position as our Chief Financial Officer, and Don Sebastian was appointed as our Chief Financial Officer.

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

Outstanding Equity Awards. As of April 30, 2011, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Allan Millmaker, President, CEO	0	0	0	0	0	0	0	0	0
Philip Mann, CFO, Secretary*	0	0	0	0	0	0	0	0	0
  * On May 1, 2011, Philip Mann resigned his position as our Chief Financial Officer, and Don Sebastian was appointed as our Chief Financial Officer.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made during the fiscal year ended April 30, 2011.

Long-Term Incentive Plans. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended April 30, 2011:

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Allan Millmaker	0	0	0	0	0	0	0
Philip Mann	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 27, 2011, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

The number of shares beneficially owned by each 5% holder, director or executive officer is determined by the rules of the SEC, and the information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power and also any shares that the person or entity can acquire within 60 days of July 27, 2011 through the exercise of any stock option or other right. For purposes of computing the percentage of outstanding shares of common stock held by each person or entity, any shares that the person or entity has the right to acquire within 60 days after July 27, 2011 are deemed to be outstanding with respect to such person or entity but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or entity. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. As of July 27, 2011, and after giving effect to the issuances described above, there were 57,262,777 shares of common stock issued and outstanding.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percentage of Class (2)
Common Stock	Alamo Oil Limited (1) 5 Spinnaker Close Hedon Hull, United Kingdom HU12 8RE101	10,500,000 Shares Beneficial Owner	18.35%
Common Stock	Philip Mann 10575 Katy Freeway, Suite 300 Houston, Texas 77024	3,000,000 Shares Secretary and Director	5.24%
Common Stock	Allan Millmaker 10575 Katy Freeway, Suite 300 Houston, Texas 77024	7,000,020 Shares Chief Executive Officer, President and Director	12.23%
Common Stock	Range Kentucky Holdings, LLC (3) 504 Fremont Thermopolis, WY 82443-2913	8,500,000 Shares Beneficial Owner	14.85%
Common Stock	Donald Sebastian 10575 Katy Freeway, Suite 300 Houston, Texas 77024	14,059 Shares (4) Chief Financial Officer	*
Common Stock	All Executive Officers and Directors as a Group	10,014,079 Shares	17.52%
* Denotes less than 1%.
(1)  Michael Stott holds voting and dispositive power over the shares held by Alamo Oil Limited.
(2)  Percentage of beneficial ownership of our common stock is based on 57,232,777 shares of common stock outstanding as of the date of the table.
(3)  Range Exploration Partners LLC is the sole manager of Range Kentucky Holdings LLC. Range Exploration Partners LLC is managed by Messrs. Frode Aschim, William Byrd and Petter Hagland. Each of Messrs. Aschim, Byrd and Hagland hold shared voting and dispositive power over the shares held by Range Exploration Partners LLC.  Each of Messrs. Aschim, Byrd and Hagland disclaims beneficial ownership of the shares held of record by Range Exploration Partners LLC to the extent of his respective pecuniary interest therein.
(4)
  Includes 14,059 shares, which are held by Tahoe Energy, LLC, of which Donald Sebastian is the managing member.  Mr. Sebastian holds voting and dispositive power over the shares held by Tahoe Energy, LLC.

Changes in Control.  Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.   Our Articles of Incorporation and our Bylaws do not contain any other provisions which were included to delay, defer, discourage or prevent a change in control.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related party transactions.

Our executive offices are located at 10575 Katy Freeway, Suite 300, Houston, Texas 77024, where we occupy approximately 690 square feet of office. We sublease our offices from Allan Millmaker, our Chief Executive Officer, President and a director, and in exchange for $1,000 per month on a month to month basis.

We also maintain an office in London, United Kingdom, where we occupy approximately 130 square feet of office space, which we sublease from Philip Mann, our Secretary and a director, in exchange for £1,500 per month on a month to month basis.

Our subsidiary, KYTX Pipeline LLC uses an office, warehouse building and yard facility in Gray County, Kentucky with a value of  $1,500 per month that is contributed by one of the Company’s employees

Director Independence. We do not have any independent directors.  The determination of independence of directors has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended April 30, 2011 and 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $32,650 and $25,488, respectively.

Audit-Related Fees. For each of the fiscal years ended April 30, 2011 and 2010, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For each of the fiscal years ended April 30, 2011 and 2010, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0 and $0, respectively.

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

10.8	Form of Note and Warrant Purchase Agreement , incorporated by reference to our Report on Form 8-K filed on November 24, 2009
10.9	Form of Convertible Promissory Note , incorporated by reference to our Report on Form 8-K filed on November 24, 2009
10.10	Form of Warrant Agreement , incorporated by reference to our Report on Form 8-K filed on November 24, 2009
10.11	Form of Security Agreement, incorporated by reference to our Report on Form 8-K filed on November 24, 2009
10.12	Letter Agreement with Aimwell Energy Limited, dated as of January 11, 2010, incorporated by reference to our Report on Form 8-K filed on January 14, 2010
10.13	Form of Amended and Restated Security Agreement, incorporated by reference to our Report on Form 8-K filed on February 9, 2010
10.14	Operating Agreement with Boardman Energy Partners LLC., incorporated by reference to our Report on Form 8-K filed on March 10, 2010
10.15	Addendum to Operating Agreement with Boardman Energy Partners LLC., incorporated by reference to our Report on Form 8-K filed on March 10, 2010
10.16	Subscription and Customer Agreement with Third Coast Energy & Development LLC, incorporated by reference to our Report on Form 8-K filed on March 10, 2010
10.17	Participation Agreement with WEJCO Inc. incorporated by reference to our Report on Form 8-K filed on April 21, 2010
10.18	Participation Agreement with Allied Energy, Inc. incorporated by reference to our Report on Form 8-K filed on May 20, 2010
10.19	Participation Agreement with Allied Energy, Inc. incorporated by reference to our Report on Form 8-K filed on August 5, 2010
10.20	Subscription Agreement with Berry Resources, Inc. incorporated by reference to our Report on Form 8-K filed on September 9, 2010
10.21	Advisory Agreement with Richard Edmonson incorporated by reference to our Report on Form 8-K filed on October 18, 2010
10.22	Amendment Agreement with Allied Energy, Inc. incorporated by reference to our Report on Form 8-K filed on October 20, 2010
10.23	Advisory Agreement with Terry Davis incorporated by reference to our Report on Form 8-K filed on March 30, 2011
10.24	Membership Interest Purchase and Sale Agreement with Range Kentucky Holdings, LLC incorporated by reference to our Report on Form 8-K filed on April 13, 2011
10.25	Lock-Up Agreement, by and between the Registrant and Range Kentucky Holdings, LLC incorporated by reference to our Report on Form 8-K filed on April 13, 2011
10.26	Development Agreement, by and between the Registrant and Range Kentucky Holdings, LLC incorporated by reference to our Report on Form 8-K filed on April 13, 2011
10.27	Accounting Services Agreement, by and between the Registrant and Range Kentucky Holdings, LLC incorporated by reference to our Report on Form 8-K filed on April 13, 2011
10.28	Form of Note and Warrant Purchase Agreement, incorporated by reference to our Report on Form 8-K filed on April 13, 2011
10.29	Form of Registration Rights Agreement, incorporated by reference to our Report on Form 8-K filed on April 13, 2011
10.30	Form of Second Amended and Restated Security Agreement, incorporated by reference to our Report on Form 8-K filed on April 13, 2011
10.31	Form of Senior Secured Convertible Promissory Note, incorporated by reference to our Report on Form 8-K filed on April 13, 2011
10.32	Form of Warrants, incorporated by reference to our Report on Form 8-K filed on April 13, 2011
10.33	Advisory Agreement with Richard Henderson incorporated by reference to our Report on Form 8-K filed on April 21, 2011
10.34	Employment Agreement with Donald Sebastian incorporated by reference to our Report on Form 8-K filed on May 4, 2011
14.1	Code of Ethics, incorporated by reference to our Annual Report on Form 10-KSB filed on August 14, 2007
21	List of Subsidiaries*
23.1	Consent of Technical Report Author *
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99	Certified Revised SEC Reserves Report and Economic Valuation of Lozano Lease located in Frio County, Texas *
*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alamo Energy Corp.
a Nevada corporation

August 1, 2011	By:	/s/ Allan Millmaker
Allan Millmaker
	Its:	Chief Executive Officer, President, and a director
(Principal Executive Officer)

August 1, 2011	By:	/s/ Donald Sebastian
Donald Sebastian
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Allan Millmaker	August 1, 2011
Allan Millmaker
Its:	CEO, President, and a director
(Principal Executive Officer)

By:	/s/ Philip Mann	August 1, 2011
Philip Mann
Its:	Secretary and Director