Form 10-Q
period 2011-07-31
Alamo Energy Corp.
filed 2011-09-14
CIK 1360334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of September 14, 2011, there were 57,287,777 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
JULY 31, 2011 AND APRIL 30, 2011

ASSETS
	July 31	April 30
	(Unaudited)
Current assets:
Cash and cash equivalents	$86,056	$45,098
Accounts receivable	96,895	107,218
Prepaid expenses	-	2,585
Total current assets	182,951	154,901

Oil and gas properties
Proved	1,687,538	1,435,726
Unproved	3,288,898	3,288,898
Property, plant and equipment
Well machinery and equipment	1,736,385	1,736,385
Furniture, fixtures and other	274,921	274,149
Less: accumulated depletion, depreciation and amortization
	(114,470)	(35,449)
Net oil and gas properties, plant and equipment	6,873,272	6,699,709

Goodwill	1,394,215	1,394,215

Total assets	$8,450,438	$8,248,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,704	$109,115
Accrued liabilities	388,122	324,060
Total current liabilities	502,826	433,175

Senior convertible promissory notes, net of discount of $1,358,493 and $1,300,340, respectively	1,501,507	1,159,660

Stockholders’ Equity:
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 57,232,777 and 57,232,777 shares issued and outstanding, respectively	57,233	57,233
Additional paid in capital	9,212,744	8,905,189
Deficit accumulated during exploration stage	(2,823,872)	(2,306,432)
Total stockholders’ equity	6,446,105	6,655,990

Total liabilities and stockholders’ equity	$8,450,438	$8,248,825

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31, 2011	Three Months Ended July 31, 2010	Inception (September 1, 2009) through July 31, 2011

Oil and gas revenues	$204,177	$11,361	$520,945

Operating costs and expenses:
Lease operating costs	10,851	2,197	120,041
Production costs	69,530	1,893	111,582
Depletion, depreciation and amortization	79,021	4,153	114,470
Salaries, wages and related expense	104,920	40,836	386,260
Legal and professional	65,026	31,567	533,340
Other general and administrative	74,612	16,804	496,469

Total operating costs and expenses	403,960	97,450	1,762,162

Loss from operations	(199,783)	(86,089)	(1,241,217)

Other income (expense):
Interest expense	(68,252)	(21,818)	(353,764)
Interest expense – debt discount amortization	(249,405)	(50,916)	(1,245,095)
Other income	-	-	16,204

Total other income (expense)	(317,657)	(72,734)	(1,582,655)

Net loss before income taxes	(517,440)	(158,823)	(2,823,872)

Provision for income taxes	-	-

Net loss	$(517,440)	$(158,823)	$(2,823,872)

Net loss per share – basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding – basic and diluted	57,232,777	46,668,250

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 1, 2009) THROUGH JULY 31, 2011

	Shares *	Amount	Additional Paid-In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ Equity

Balance, September 1, 2009	176,668,500	176,669	$(176,669)	$-	$-

Shares issued for oil and gas properties	10,500,000	10,500	289,500	-	300,000

Cancellation of shares for cash and assumption of liabilities	(138,499,980)	(138,500)	58,635	-	(79,865)

Discount on convertible notes payable	-	-	900,935	-	900,935

Contribution of facilities rent	-	-	2,800	-	2,800

Net loss	-	-	-	(502,263)	(502,263)

Balance, April 30, 2010	48,668,250	48,669	1,075,201	(502,263)	621,608

Shares issued for acquisitions	8,500,000	8,500	6,366,500	-	6,375,000

Shares issued for services	64,257	64	64,193	-	64,257

Discount on convertible notes payable	-	-	1,395,095	-	1,395,095

Contribution of facilities rent	-	-	4,200	-	4,200

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 1, 2009) THROUGH JULY 31, 2011

	Shares *	Amount	Additional Paid-In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ Equity

Net loss	-	-	-	(1,804,169)	(1,804,169)

Balance, April 30, 2011	57,232,777	57,233	8,905,189	(2,306,432)	6,655,990

Discount on convertible notes payable	-	-	307,555	-	307,555

Net loss	-	-	-	(517,440)	(517,440)

Balance, July 31, 2011 (Unaudited)	57,232,777	$57,233	$9,212,744	$(2,823,872)	$6,446,105

* - Retroactively stated for 30-1 forward stock split.

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31, 2011	Three Months Ended July 31, 2010	Inception (September 1, 2009) through July 31, 2011
Cash flows from operating activities:
Net loss	$(517,440)	$(158,823)	$(2,823,872)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	79,021	4,153	114,470
Rent contributed by officer	-	1,050	7,000
Common stock issued for services	-	-	64,256
Accretion of debt discount	249,405	50,916	1,245,095
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	10,323	18,034	(96,895)
(Increase) decrease in prepaid expenses	2,585	(12,128)	-
Increase (decrease) in accounts payable	5,589	(2,485)	34,839
Increase in accrued liabilities	64,062	21,818	388,122

Net cash used in operating activities	(106,455)	(77,465)	(1,066,985)

Cash flows from investing activities:
Purchase of oil and gas properties	(252,587)	(225,927)	(1,701,663)
Purchase of property and equipment	-	-	(5,296.)

Net cash used in investing activities	(252,587)	(225,927)	(1,706,959)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes	400,000	175,000	2,860,000

Net cash provided by financing activities	400,000	175,000	2,860,000

Net increase (decrease) in cash	40,958	(128,392)	86,056

Cash and cash equivalents, beginning of period	45,098	285,458	-

Cash and cash equivalents, end of period	$86,056	$157,066	$86,056

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash transactions:
Common stock issued for oil and gas properties	$-	$-	$6,675,000

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Alamo Energy Corp. is an early stage oil and gas company focused on exploration and production of oil and natural gas.

Alamo Energy Corp. (the "Company") was incorporated as Alamo Oil Limited, a UK corporation ("Alamo Oil") on September 1, 2009.  On November 18, 2009 (the "Closing Date"), Alamo Oil completed an Asset Purchase and Sale Agreement (the "Asset Purchase Agreement") with Green Irons Holdings Corporation ("Green Irons").  Following the closing of the Asset Purchase Agreement and pursuant to the Plan of Merger (the "Merger"), the assets of Alamo Oil were acquired by Green Irons and a wholly-owned subsidiary of Green Irons was then merged with Green Irons, and Green Irons changed its name to Alamo Energy Corp.  For accounting purposes, the Asset Purchase was treated as a reverse merger and a recapitalization of Alamo Oil.  On the Closing Date, the Company acquired various oil and gas property rights in Texas valued at $300,000 in exchange for 10,500,000 (350,000 pre-split) shares of the Company’s common stock.  Effective November 19, 2009, the Company effectuated a thirty-for-one split (the "Stock Split") of the authorized number of shares of its common stock and all of its then-issued and outstanding common stock, par value $0.001 per share.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Alamo Energy Corp. and our wholly-owned subsidiaries from the date of acquisition April 12, 2011 through July 31, 2011.  All intercompany transactions have been eliminated.

Exploration Stage

The Company has not produced significant revenues from its principal business and is in the exploration stage company as defined by ASC 915, Development Stage Entities.

The Company is engaged in the acquisition, exploration, development and producing of oil and gas properties.  As of July 31, 2011, the Company owns a 75% working interest in oil and gas properties in Frio County, Texas, a 16% working interest in certain oil and gas leases in Adair County, Kentucky, a 50% working interest in certain leases in Ritchie County, West Virginia, and farm-in and participation rights agreements in onshore oil and gas properties in the UK.  The Company also acquired on April 12, 2011, a 100% working interest in certain oil and gas leases in Knox County, Kentucky.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(Unaudited)

1.           ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Exploration Stage (Continued)

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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10, Article 8, of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended July 31, 2011, are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended April 30, 2011, included in the Company’s Annual Report on Form 10-K.

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

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(Unaudited)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(Unaudited)

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

The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the period ended July 31, 2011, the Company has not incurred an impairment loss on its long-lived assets.

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

The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. The asset retirement liability, if any, is allocated to operating expense using a systematic and rational method.

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

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3.           CONCENTRATION OF CREDIT RISK AND ECONOMIC DEPENDENCY

The Company collects its receivables on its working interests in oil and gas properties from the well operators.  As such, the Company generally has relatively few customers.  These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary.  At July 31, 2011, the Company had three (3) customers that accounted for 100% of its outstanding receivables and correspondingly, its oil and gas sales.  Bad debt expense is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable.  There has been no bad debt expense for the period ended July 31, 2011.

The Company receives certain well drilling and pipeline transportation services from its subsidiaries.

4.           GOING CONCERN

The Company is in the exploration stage, has minimal revenues and has incurred losses from operations of $2,823,872 since inception.  Due to the Company’s sustained losses, additional debt and equity financing will be required by the Company to fund its activities and to support operations.  There is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

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
JULY 31, 2011
(Unaudited)

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

6.           OIL AND GAS PROPERTIES

The following table presents information regarding the Company’s net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

	July 31, 2011	April 30, 2011
Property acquisition costs:
Proved	$1,687,538	$1,435,726
Unproved	3,121,601	3,121,601
Exploration costs	128,990	128,990
Development costs	38,307	38,307
Totals	$4,976,436	$4,724,624

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(Unaudited)

6.           OIL AND GAS PROPERTIES (Continued)

As of July 31, 2011 and April 30, 2011, the Company’s unproved properties consist of leasehold acquisition and exploration costs in the following geographical areas:

2011
Kentucky	$2,655,629
West Virginia	332,625
Tennessee	97,500
Texas	35,847

Total	3,121,601

The following table sets forth a summary of oil and gas property costs not being amortized as of July 31, 2011, by the year in which such costs were incurred:

Costs Incurred During Periods Ended
	Balance 07/31/11	April 30, 2011	April 30, 2010	Prior

Acquisition costs	$2,788,976	$2,788,976	$303,968	$-
Exploration costs	332,625	332,625	-

Total	$3,121,601	$3,121,601	$303,968	$-

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

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(Unaudited)

7.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	July 31, 2011	April 30, 2011

Wells, machinery and equipment	$1,736,385	$1,736,385
Furniture, fixtures and office equipment	274,921	274,149
	2,011,306	2,010,534

Less: accumulated depreciation	(84,015)	(10,194)

	$1,927,291	$2,000,340

Depreciation expense was $73,821 for the period ended July 31, 2011.

8.           SENIOR CONVERTIBLE PROMISSORY NOTES

In connection with the Asset Purchase Agreement on November 18, 2009, the Company entered into a Note and Warrant Purchase Agreement (the "First Financing Agreement") with Eurasian Capital Partners Limited ("Eurasian") pursuant to which Eurasian agreed to lend up to $2,000,000 to the Company in multiple installments in exchange for senior secured convertible promissory notes that mature November 18, 2012, together with interest at 8% per annum, convertible at any time at the option of the holder, with a conversion price of $0.50 per share (the "Conversion Feature") and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share (the "Warrants") in the amount of each installment.

As of July 31, 2011, the Company had issued all $2,000,000 in senior convertible promissory notes along with 2,000,000 in warrants pursuant to the First Financing Agreement.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(Unaudited)

8.            SENIOR CONVERTIBLE PROMISSORY NOTES (Continued)

On April 12, 2011, the Company entered into an additional Note and Warrant Purchase Agreement ("Second Financing Agreement") with Eurasian pursuant to which Eurasian agreed to lend up to $2,400,000 to the Company in multiple installments in exchange for senior secured convertible promissory notes that mature April 12, 2014, together with interest at 8% per annum, convertible at any time at the option of the holder, with a conversion price of $1.00 per share (the "Conversion Feature") and five-year warrants to acquire shares of common stock at an exercise price of $1.25 per share (the "Warrants") in the amount of each installment.

As of July 31, 2011, the Company had issued $860,000 in senior convertible promissory notes along with 860,000 in warrants pursuant to the Second Financing Agreement. For the three months ended July 31, 2011, the Company issued $400,000 in connection with the Second Financing Agreement.

The assumptions used in the Black-Scholes option pricing model for the Warrants and Conversion Feature were as follows:

Risk-free interest rate	0.25% to 0.41%
Expected volatility of common stock	100.0%
Dividend yield	0.00%
Expected life of warrants and conversion feature	5 years
Weighted average warrants and conversion feature	$0.65 - $1.34

9.            WARRANTS

Warrant Activity

A summary of warrant activity for the period ended July 31, 2011 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding May 1, 2011	2,460,000	$1.05	3.5 years
Issued	400,000	$1.25	4.7 years
Exercised	-	-
Outstanding July 31, 2011	2,860,000	$1.08	3.7 years
Exercisable, July 31, 2011	2,860,000	$1.08	3.7 years

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(Unaudited)

9.           WARRANTS (Continued)

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	4,860,000
Warrants	2,688,000
Reserved shares at July 31, 2011	7,548,000

10.	SUBSEQUENT EVENTS

On August 1, 2011, the Company closed a securities purchase agreement, dated July 26, 2011 (the “Securities Purchase Agreement”) with certain institutional investors (the “Investors”) and issued to the Investors an aggregate principal value of approximately $1,310,621 of original issue discount convertible debentures (the “Debentures”) and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase an aggregate of 2,621,241 shares of the Company’s Common Stock (collectively, the “Warrants” and the shares issuable upon exercise of the Warrants, collectively, the “Warrant Shares”) at an exercise price of $1.25 for the Series A and C Warrants and $1.00 for the Series B Warrants.  These notes bear interest at the rate of 5% per annum and mature on July 29, 2013. In addition, the Company also issued warrants to purchase 91,743 shares of the Company’s Common Stock at an exercise price of $1.25 per share to its placement agent in connection with the Securities Purchase Agreement.

On August 4, 2011, the Company issued 15,000 shares of its common stock to two consultants for services provided.

On August 4, 2011, the Company issued 15,000 shares of its common stock to Leslie Derr pursuant to his employment agreement with the Company.

On August 12, 2011, the Company issued 25,000 shares of its common stock to Donald Sebastian pursuant to his executive employment agreement with the Company.

Item 2.   Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements.

This Quarterly Report of Alamo Energy Corp. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Any of the factors described above, elsewhere in this report or in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2011, filed with the SEC on August 2, 2011, could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Critical Accounting Policy and Estimates.   Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended July 31, 2011.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2011, together with notes thereto, as previously filed with our Annual Report on Form 10-K, and our financial statements for the period ended July 31, 2011, together with notes thereto, which are included in this report.

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

As a result of the Asset Purchase Agreement, we changed management, changed our name to Alamo Energy Corp, entered the oil and gas business, and ceased all activity in our former business.

Our Business.  We are an oil and gas company led by an experienced management team and focused on exploration, production and development of oil and natural gas within North America and the United Kingdom. Our business plan is to acquire oil and gas properties for exploration, appraisal and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project with qualified interested parties.  Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside.

In the United States, we have focus on the Appalachian Basin with an operation base in Gray, Kentucky. We are the operator of our wells in Knox County, Kentucky.  We also own working interests in properties located in Texas and West Virginia where we are not the operator.  In the United Kingdom, we have focus on the Weald Basin in the South of England. We currently have proved reserves in the States of Texas, Kentucky and West Virginia.

Our operations in Kentucky increased substantially in April 2011, with our acquisition of all of the membership interests of KYTX Oil and Gas, LLC, KYTX Pipeline, LLC, and KYTX Drilling Company, LLC from Range Kentucky Holdings, LLC (the “KYTX Entities”) pursuant to the Membership Interest Purchase and Sale Agreement (the “Range Agreement”) with Range Kentucky Holdings, LLC, a Wyoming limited liability company (“Range”).  The KYTX Entities’ interests include: (i) 71 wells located on approximately 4,040 acres in Kentucky, all of which are held by production, (ii) a 23-mile pipeline network capable of handling up to 9,000,000 cubic feet per day and (iii) drilling equipment including one drilling rig, one service rig and additional well-servicing equipment (the “KYTX Interests”).  We intend to devote a significant portion of our operations to the development of the KYTX Interests and other assets in the southern Appalachian basin.

For the three months ended July 31, 2011, as compared to the three months ended July 31, 2010.

Results of Operations.

Revenues. We had oil and gas revenues of $204,177 for the three months ended July 31, 2011, as compared to oil revenues of $11,361 for the three months ended July 31, 2010.  The increase in revenues of $192,816 from the comparable period a year earlier were primarily generated from our interest in the Lozano lease in Texas, the Valentine lease in West Virginia and the KYTX leases in Kentucky. We expect the lease revenues from the Lozano, Valentine and KYTX leases will continue with further exploitation of the existing oil and gas resources and slow decline due to the natural depletion for the foreseeable future.

To implement our business plan during the next twelve months, we need to generate increased revenues from the KYTX properties and other interests.  Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues.  If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Costs and Expenses.  For the three months ended July 31, 2011, our total operating costs and expenses were $403,960, which is comprised of lease operating costs of $10,851, production costs of $69,530, depreciation and depletion related expenses of $79,021, wage related expenses of $104,920, professional fees of $65,026 and general and administrative expenses of $74,612. By comparison, our total operating costs and expenses were $97,450 for the three months ended July 31, 2010.  The overall increase of $306,510 in total operating costs and expenses from the same three-month period in the prior year was primarily attributable to our acquisition and integration of additional oil and gas properties and the expansion of our personnel and further development of our oil and gas operations.

We expect that our future monthly operating expenses for fiscal year 2012 will be similar to our current expense levels, plus additional direct costs relating to the KYTX Interests.  We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Operating Loss.    For the three months ended July 31, 2011, our total loss from operations was $199,783, as compared to a total loss from operations of $86,089 for the three months ended July 31, 2010. We expect that we will continue to generate operating losses for the foreseeable future as we continue to develop and exploit our existing oil and gas resources.

Other Expenses.    For the three months ended July 31, 2011, our total other expense was $317,657, which was comprised of interest expense of $68,252 and debt discount amortization of $249,405.  The total other expense is attributed to the interest expense and debt discount which resulted from the senior secured convertible promissory note financing. By comparison, for the three months ended July 31, 2010, our total other expense was $72,734, which was comprised of interest expense of $21,818 and debt discount amortization of $50,916.

Net Loss.    For the three months ended July 31, 2011, our net loss was $517,440, as compared to a net loss of $158,823 for the three months ended July 31, 2010.  We hope to generate additional revenues as we expand our projects to cover our operating costs, which will reduce our net loss in the future.  We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources.   We had cash of $86,056  and accounts receivable of $96,895 as of July 31, 2011, making our total current assets $182,951.  We also had $6,873,272 in net property and equipment, which consists of oil and gas properties of $4,976,436, property and equipment of $2,011,306, net of accumulated depletion, depreciation and amortization of $114,470.  In addition, we had goodwill of $1,394,215.  Therefore, our total assets as of that date were $8,450,438.

Our total liabilities were $2,004,333 as of July 31, 2011.  This was comprised of total current liabilities of $502,826, represented by accounts payable of $114,704 and accrued liabilities of $388,122.  We had total long-term liabilities of $1,501,507, represented by senior secured convertible promissory notes of $1,501,507, net of discount of $1,358,493.  We had total stockholders’ equity of $6,446,105.  We had no other liabilities and no long term commitments or contingencies as of July 31, 2011.

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

On August 1, 2011, we closed a securities purchase agreement, dated July 26, 2011 (the “Securities Purchase Agreement”) with certain institutional investors (the “Investors”) and issued to the Investors an aggregate principal value of approximately $1,310,621 of original issue discount convertible debentures (the “Debentures”) and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase an aggregate of 2,621,241 shares of our common stock (collectively, the “Warrants” and the shares issuable upon exercise of the Warrants, collectively, the “Warrant Shares”) at an exercise price of $1.25 for the Series A and C Warrants and $1.00 for the Series B Warrants. In addition, we also issued warrants to purchase 91,743 shares of our common stock at an exercise price of $1.25 per share to its placement agent in connection with the Securities Purchase Agreement.  We will need to make interest payments at the rate of 5% per annum on the Debentures while they are outstanding.  These notes are due July 29, 2013.

As of July 31, 2011, we had cash of $86,056. As discussed above, we received net proceeds of $1,114,000 from the sale of Debentures and Warrants in August 2011.   We may need additional cash to expand our operations, including the development of the KYTX Interests and other properties. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. In addition to generating revenues from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably.

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

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our continued operations and our expansion efforts with respect to the KYTX Interests and other properties.

During the fiscal year ending 2012, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity. We also expect to make future payments related to certain of our oil and gas projects located in Texas, Kentucky and West Virginia. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and future payments related to certain of our oil and gas projects, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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
Changes in internal controls over financial reporting.   Except as specified below, there was no change during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

On May 1, 2011, we hired Donald Sebastian as our new Chief Financial Officer. Mr. Sebastian has over 37 years of oil and gas experience with expertise in all phases of oil and gas accounting.  We have also centralized all banking, revenue receipts, disbursements, royalty distribution and financial reporting in our Houston office under the direct control of Mr. Sebastian.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved).

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Principal Executive Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alamo Energy Corp., a Nevada corporation

September 14, 2011	By:	/s/ Allan Millmaker
	Its:	Allan Millmaker Chief Executive Officer, President, Director (Principal Executive Officer)

September 14, 2011	By:	/s/ Donald Sebastian
	Its:	Donald Sebastian Chief Financial Officer (Principal Financial and Accounting Officer)