Form 10-Q
period 2011-10-31
Alamo Energy Corp.
filed 2011-12-15
CIK 1360334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011

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

________________________________________________
(Former name or former address, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of December 14, 2011, there were 59,405,953 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2011 AND APRIL 30, 2011

ASSETS

	October 31	April 30
	(Unaudited)
Current assets:
Cash and cash equivalents	$226,201	$45,098
Accounts receivable	91,462	107,218
Prepaid expenses	-	2,585
Total current assets	317,663	154,901

Oil and gas properties
Proved	2,131,364	1,435,726
Unproved	3,288,898	3,288,898
Property, plant and equipment
Well machinery and equipment	1,742,636	1,736,385
Furniture, fixtures and other	283,019	274,149
Less: accumulated depletion, depreciation and amortization	(188,543)	(35,449)
Net oil and gas properties, plant and equipment	7,257,374	6,699,709

Goodwill	1,394,215	1,394,215

Total assets	$8,969,252	$8,248,825

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$55,532	$109,115
Accrued liabilities	406,750	324,060
Total current liabilities	462,282	433,175

Senior convertible promissory notes, net of discount of $2,228,072 and $1,300,340, respectively
	1,930,249	1,159,660

Stockholders’ Equity:
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 58,774,337 and 57,232,777 shares issued and outstanding, respectively	58,773	57,233
Additional paid in capital	10,462,169	8,905,189
Deficit accumulated during exploration stage	(3,944,221)	(2,306,432)
Total stockholders’ equity	6,576,721	6,655,990

Total liabilities and stockholders’ equity	$8,969,252	$8,248,825

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010	Six Months Ended October 31, 2011	Six Months Ended October 31, 2010	Inception (September 1, 2009) through October 31, 2011

Oil and gas revenues	$203,902	$38,594	408,079	$49,955	$724,847

Operating costs and expenses:
Lease operating costs	40,529	2,197	51,380	4,394	160,570
Production costs	38,570	23,993	108,100	25,886	150,152
Depletion, depreciation and amortization	72,978	3,572	151,999	7,835	187,448
Salaries, wages and related expense	96,171	45,566	201,091	86,402	482,431
Stock based compensation	73,835	-	73,835	-	73,835
Legal and professional	360,073	61,457	425,099	82,887	893,413
Other general and administrative	146,845	53,701	221,457	80,533	643,314

Total operating costs and expenses	829,001	190,486	1,232,961	287,937	2,591,163

Loss from operations	(625,099)	(151,892)	(824,882)	(237,982)	(1,886,316)

Other income (expense):
Interest expense	(66,568)	(31,232)	(134,820)	(53,049)	(420,332)
Interest expense – debt discount amortization	(428,682)	(126,938)	(678,087)	(177,854)	(1,673,777)
Other income	-	-	-	-	16,204

Total other income (expense)	(495,250)	(158,170)	(812,907)	(230,903)	(2,077,905)

Net loss before income taxes	(1,120,349)	(310,062)	(1,637,789)	(468,885)	(3,944,221)

Provision for income taxes	-	-	-

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010	Six Months Ended October 31, 2011		Six Months Ended October 31, 2010	Inception (September 1, 2009) through October 31, 2011

Net loss	$(1,120,349)	$(310,062)	$	$(1,637,789)	$(468,885)	$(3,944,221)

Net loss per share – basic and diluted	$(0.02)	$(0.01)	$	$(0.03)	$(0.01)

Weighted average shares outstanding – basic and diluted	57,606,133	46,668,250		57,419,455	46,668,250

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 1, 2009) THROUGH OCTOBER 31, 2011

	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ Equity

Balance, September 1, 2009	176,668,500	176,669	$(176,669)	$-	$-

Shares issued for oil and gas properties	10,500,000	10,500	289,500	-	300,000

Cancellation of shares for cash and assumption of liabilities	(138,499,980)	(138,500)	58,635	-	(79,865)

Discount on convertible notes payable	-	-	900,935	-	900,935

Contribution of facilities rent	-	-	2,800	-	2,800

Net loss	-	-	-	(502,262)	(502,262)

Balance, April 30, 2010	48,668,250	48,669	1,075,201	(502,262)	621,608

Shares issued for acquisition	8,500,000	8,500	6,366,500	-	6,375,000

Shares issued for services	64,257	64	64,193	-	64,256

Discount on convertible notes payable	-	-	1,395,095	-	1,395,095

Contribution of facilities rent	-	-	4,200	-	4,200

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 1, 2009) THROUGH OCTOBER 31, 2011

	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ Equity

Net loss	-	-	-	(1,804,169)	(1,804,169)

Balance, April 30, 2011	57,232,777	57,233	8,905,189	(2,306,432)	6,655,990

Additional shares issued for acquisition	1,389,353	1,388	(1,388)	-	-

Shares issued for services	128,207	128	73,707	-	73,835

Discount on convertible notes payable	-	-	1,483,685	-	1,483,685

Shares issued for convertible note	24,000	24	976	-	1,000

Net loss	-	-	-	(1,637,789)	(1,637,789)

Balance, October 31, 2011 (Unaudited)	58,774,337	$58,773	$10,462,169	$(3,944,221)	$6,576,721

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31, 2011	Six Months Ended October 31, 2010	Inception (September 1, 2009) through October 31, 2011
Cash flows from operating activities:
Net loss	$(1,637,789)	$(468,885)	$(3,944,221)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Warrants issued to placement agent	62,188	-	62,188
Depletion, depreciation and amortization	153,094	7,835	188,543
Rent contributed by officer	-	2,100	7,000
Common stock issued for services	73,835	-	138,091
Accretion of debt discount	678,087	177,854	1,593,912
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	15,756	14,034	(91,462)
(Increase) decrease in prepaid expenses	2,585	(7,628)	-
Increase (decrease) in accounts payable	(53,583)	29,512	55,532
Increase in accrued liabilities	82,690	53,051	406,750

Net cash used in operating activities	(623,137)	(192,127)	(1,583,667)

Cash flows from investing activities:
Purchase of oil and gas properties	(694,639)	(544,982)	(2,143,715)
Purchase of property and equipment	(15,121)	(5,296)	(20,417)

Net cash used in investing activities	(709,760)	(550,278)	(2,164,132)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes	1,514,000	460,000	3,974,000

Net cash provided by financing activities	1,514,000	460,000	3,974,000

Net increase (decrease) in cash	181,103	(282,405)	226,201

Cash and cash equivalents, beginning of period	45,098	285,458	-

Cash and cash equivalents, end of period	$226,201	$3,053	$226,201

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash transactions:
Common stock issued for oil and gas properties	$-	$-	$6,675,000

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Alamo Energy Corp. is an early stage oil and gas company focused on exploration and production of oil and natural gas.

Alamo Energy Corp. (the Company) was incorporated as Alamo Oil Limited, a UK corporation (Alamo Oil) on September 1, 2009.  On November 18, 2009 (the Closing Date), Alamo Oil completed an Asset Purchase and Sale Agreement (the Asset Purchase Agreement) with Green Irons Holdings Corporation (Green Irons).  Following the closing of the Asset Purchase Agreement and pursuant to the Plan of Merger (the Merger), the assets of Alamo Oil were acquired by Green Irons and a wholly-owned subsidiary of Green Irons was then merged with Green Irons, and Green Irons changed its name to Alamo Energy Corp.  For accounting purposes, the Asset Purchase was treated as a reverse merger and a recapitalization of Alamo Oil.  Effective November 19, 2009, the Company effectuated a thirty-for-one split (the Stock Split) of the authorized number of shares of its common stock and all of its then-issued and outstanding common stock, par value $0.001 per share.

On April 12, 2011, the Company acquired 100% of the membership interest of three (3) affiliated entities, KYTX Oil and Gas, LLC, KYTX Pipeline, LLC, and KYTX Drilling, LLC from their sole member in exchange for cash and shares of the Company’s common stock valued at $6,775,000.  As a result, the each of the entities became wholly owned subsidiaries to further exploit the oil and gas properties held by KYTX Oil and Gas, LLC and the related well equipment and gathering assets held by KYTX Pipeline, LLC and KYTX Drilling, LLC, respectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Alamo Energy Corp and our wholly-owned subsidiaries from the date of acquisition.  All intercompany transactions have been eliminated.

Exploration Stage

The Company has not produced significant revenues from its principal business and is in the exploration stage company as defined by ASC 915, Development Stage Entities.

As of October 31, 2011, the Company owns a 100% working interest in certain oil and gas leases in Knox County, Kentucky, a 16% working interest in certain oil and gas leases in Adair County, Kentucky, a 50% working interest in certain leases in Ritchie County, West Virginia, a 20% working interest in certain oil and gas leases in Brown County, Texas, a 75% working interest in certain oil and gas leases in Frio County, Texas and farm-in and participation rights agreements in onshore oil and gas properties in the UK.

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

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

1.            ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10, Article 8, of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2011.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended October 31, 2011, are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended April 30, 2011, included in the Company’s annual report on Form 10-K.

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

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties (continued)

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

The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the period ended October 31, 2011, the Company has not incurred an impairment loss on its long-lived assets.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
OCTOBER 31, 2011
(Unaudited)

3.            CONCENTRATION OF CREDIT RISK AND ECONOMIC DEPENDENCY

The Company collects its receivables on its working interests in oil and gas properties from the well operators.  As such, the Company generally has relatively few customers.  These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary.  At October 31, 2011, the Company had three (3) customers that accounted for 100% of its outstanding receivables and correspondingly, its oil and gas sales.  Bad debt expense is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable.  There has been no bad debt expense for the period ended October 31, 2011.

The Company receives certain well drilling and pipeline transportation services from its subsidiaries.

4.            GOING CONCERN

The Company is in the exploration stage, has minimal revenues and has incurred losses from operations of $3,944,221 since inception.  Due to the Company’s sustained losses, additional debt and equity financing will be required by the Company to fund its activities and to support operations.  There is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

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

5.            ACQUISITION

On April 12, 2011, the Company acquired 100% of the membership interest of three (3) affiliated entities, KYTX Oil and Gas, LLC, KYTX Pipeline, LLC, and KYTX Drilling, LLC (the KYTX entities) from their sole member in exchange for $400,000 in cash and 8,500,000 shares of the Company’s common stock valued at $6,375,000 and subject to certain other conditions and obligations.

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

On October 12, 2011, the Company received written notice from Range Kentucky Holdings, LLC to receive additional shares pursuant to the Additional Shares Agreement relating to the acquisition of the KYTX entities.  The Additional Shares Agreement called for the issuance of common stock in the event the 10-day volume weighted average price of the Company’s common stock falls below $0.60 per share during the twenty four months following the closing of the asset purchase agreement.  In accordance with the notice, the Company issued 1,389,353 to Range Kentucky Holdings, LLC.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

6.            OIL AND GAS PROPERTIES

The following table presents information regarding the Company’s net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

	October 31, 2011	April 30, 2011
Property acquisition costs:
Proved	$2,131,364	$1,435,726
Unproved	3,121,601	3,121,601
Exploration costs	128,990	128,990
Development costs	38,307	38,307
Totals	$5,420,262	$4,724,624

Depletion expense was $3,016 for the period ended October 31, 2011.

As October 31, 2011, the Company’s unproved properties consist of leasehold acquisition and exploration and development costs in the following geographical areas:

2011
Kentucky	$2,784,619
West Virginia	332,625
Tennessee	97,500
Texas	74,154

Totals	$3,288,898

The following table sets forth a summary of oil and gas property costs not being amortized as of October 31, 2011, by the year in which such costs were incurred:

Costs Incurred During Fiscal Years Ended April 30
	Balance 10/31/11	2011	2010	Prior

Acquisition costs	$2,956,273	$2,652,305	$303,968	$-
Exploration costs	332,625	332,625	-

Total	$3,288,898	$2,984,930	$303,968	$-

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

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

7.            PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	October 31, 2011	April 30, 2011

Wells, machinery and equipment	$1,742,636	$1,736,385
Furniture, fixtures and office equipment	283,019	274,149
	2,025,655	2,010,534

Less: accumulated depreciation	(80,156)	(10,194)
	$1,945,499	$2,000,340

Depreciation expense was $69,962 for the period ended October 31, 2011.

8.            SENIOR CONVERTIBLE PROMISSORY NOTES

In connection with the Asset Purchase Agreement on November 18, 2009, the Company entered into a Note and Warrant Purchase Agreement (First Financing Agreement) with Eurasian Capital Partners Limited (Eurasian) pursuant to which Eurasian agreed to lend up to $2,000,000 to the Company in multiple installments in exchange for senior secured convertible promissory notes that mature November 18, 2012, together with interest at 8% per annum, convertible at any time at the option of the holder, with a conversion price of $0.50 per share (the Conversion Feature) and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share (the Warrants) in the amount of each installment.

As of October 31, 2011, the Company had issued all $2,000,000 in senior convertible promissory notes along with 2,000,000 in warrants pursuant to the First Financing Agreement.

On April 12, 2011, the Company entered into an additional Note and Warrant Purchase Agreement (Second Financing Agreement) with Eurasian pursuant to which Eurasian agreed to lend up to $2,400,000 to the Company in multiple installments in exchange for senior secured convertible promissory notes that mature April 12, 2014, together with interest at 8% per annum, convertible at any time at the option of the holder, with a conversion price of $1.00 per share (the Conversion Feature) and five-year warrants to acquire shares of common stock at an exercise price of $1.25 per share (the Warrants) in the amount of each installment.

As of October 31, 2011, the Company had issued $860,000 in senior convertible promissory notes along with 860,000 in warrants pursuant the Second Financing Agreement.  For the six months ended October 31, 2011, the Company issued $400,000 in notes pursuant to the Second Financing Agreement.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

8.            SENIOR CONVERTIBLE PROMISSORY NOTES (Continued)

On August 1, 2011, the Company closed a Securities Purchase Agreement with the purchasers identified therein (each a “Purchaser” and, collectively, the “Purchasers”) providing for the issuance and sale by the Registrant to the Purchasers of an aggregate principal value of approximately $1,310,621 of 5% original issue discount convertible debentures (the “Debentures”) and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase an aggregate of 2,621,241 shares of the Registrant’s Common Stock (collectively, the “Warrants” and the shares issuable upon exercise of the Warrants, collectively, the “Warrant Shares”), in exchange for the aggregate purchase price of approximately $1,114,000.

The Debentures become due and payable two years from the date of issuance.  The Debentures may be converted at any time at the option of the Purchasers into shares of the Registrant’s common stock at a conversion price of $1.00 per share (the “Conversion Price”). On and after the earlier of (i) the Effective Date (as defined in the Registration Rights Agreement) or (ii) February 1, 2012 (such earlier date, the “Trigger Date”), the Conversion Price shall be reduced to the lesser of (x) the then Conversion Price, as adjusted and (y) the average of the volume weighted average price for the 10 trading days immediately following the Trigger Date, which shall thereafter be the new Conversion Price. The adjusted Conversion Price shall not be lower than $0.50.The Debentures bear interest at the rate of 5% per annum increasing to 18% in an event of default.  Interest is payable quarterly payable in cash or equity if certain conditions are met.  The Debentures will be unsecured, general obligations of the Registrant, and rank pari passu with the Registrant’s other unsecured and unsubordinated liabilities.  The Debentures are not subject to voluntary prepayment by the Registrant prior to maturity and are identical for all of the Purchasers except for principal amount.

Pursuant to the terms of the Securities Purchase Agreement, each Purchaser has been issued a Series A Warrant, a Series B Warrant and a Series C Warrant.  The Series A Warrants grant each Purchaser the right to purchase up to a number of shares of Common Stock equal to 50% of the shares underlying the principal amount of the Debenture issued to such Purchaser, have an exercise price of $1.25 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years.

The Series B Warrants grant each Purchaser the right to purchase up to a number of shares of Common Stock equal to 100% of the shares underlying the principal amount of the Debenture issued to such Purchaser, have an exercise price of $1.00 per share, are exercisable immediately upon issuance and have a term of exercise equal to twelve months.  The Series C Warrants grant each Purchaser the right to purchase up to a number of shares of Common Stock equal to 50% of the shares underlying the principal amount of the Debenture issued to such Purchaser, have an exercise price of $1.25 per share, vest and are exercisable ratably commencing on the exercise of the Series B Warrants held by each Purchaser (or its assigns) and have a term of exercise equal to five years. In addition, on and after the earlier of (i) the Effective Date (as defined in the Registration Rights Agreement) or (ii) February 1, 2012 (such earlier date, the “Warrant Trigger Date”), the exercise price of each Warrant shall be reduced to the lesser of (x) the then exercise price for each Warrant, as adjusted, and (y) for Series A and Series C Warrants, 125% of the average of the VWAPs, and for Series B Warrants, 100% of the average of the VWAPs, for the 10 Trading Days immediately following the Warrant Trigger Date (the “Reset Exercise Price”) and the number of Warrant Shares issuable hereunder shall be increased such that the aggregate exercise price payable hereunder, after taking into account the adjustment to the Reset Exercise Price, shall be equal to the aggregate exercise price prior to such adjustment; provided, however, that such adjusted exercise price shall not be lower than $0.50 (subject to adjustment for forward and reverse stock splits and the like).

In connection with the Securities Purchase Agreement, each of the Registrant’s subsidiaries, KYTX Drilling Company, LLC, KYTX Oil and Gas, LLC, and KYTX Pipeline, LLC (collectively, the “Subsidiaries”), entered into a Subsidiary Guarantee dated July 26, 2011 (the “Subsidiary Guarantee”), pursuant to which the Subsidiaries jointly and severally guaranteed to the Purchasers and their respective successors and assigns, the prompt and complete repayment of the Debentures.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

8.            SENIOR CONVERTIBLE PROMISSORY NOTES (Continued)

In connection with the Securities Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”).  Under the Registration Rights Agreement, the Company is required to file a registration statement within 45 days following such closing to register the resale of the shares underlying the Debentures and the Warrant Shares.  The Company filed a registration statement on August 18, 2011 which became effective on October 11, 2011.

In addition, the Company entered into a Placement Agent Agreement whereby the Company, (a) paid placement agent fees equal to 7% of the aggregate gross proceeds raised in the private placement, (b) issued warrants to the placement agent to purchase 91,743 shares of the Company’s common stock, and (c) to reimburse the placement agent for certain expenses.

The assumptions used in the Black-Scholes option pricing model for the Warrants and Conversion Features of the convertible notes were as follows:

Risk-free interest rate	0.24% to 0.87%
Expected volatility of common stock	106.0%
Dividend yield	0.00%
Expected life of warrants and conversion feature	5 years
Weighted average warrants and conversion feature	$0.64 - $0.92

9.    COMMON STOCK

On August 4, 2011, the Company issued 30,000 shares of common stock to consultants for services performed per the Independent Contractors Agreement dated May 1, 2011.  The 30,000 common shares were valued at $19,500, or $0.65 per share, based upon the quoted market price of the Company’s stock on the date of issuance.

On October 12, 2011, the Company issued 1,389,353 shares of common stock to Range Kentucky Holdings, LLC per the Additional Shares Agreement as described in Note 5.

On October 12, 2011, the Company issued 24,000 shares of common stock for the conversion of $12,000 of the principal balance of the July 2011 convertible notes.

On August 4, 2011, the Company issued 30,000 shares of common stock to an officer of the Company for services performed per the employment agreement dated May 1, 2011.  The 30,000 common shares were valued at $19,500 or $0.65 per share, based upon the quoted market price of the Company’s stock on the date of issuance.

On August 12, 2011, the Company issued 25,000 shares of common stock to an officer of the Company per the employment agreement dated May 1, 2011.  The 25,000 shares were valued at $17,000 ($0.68 per share) based upon the quoted market price of the Company’s stock on the date of issuance.

On September 22, 2011, the Company issued 73,207 shares of common stock to consultants for services performed per the Independent Contractors Agreement dated May 1, 2011.  The 73,207 common shares were valued at $37,335, or $0.51 per shares, based upon the quoted market price of the Company’s stock on the date issuance.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)
10.           WARRANTS

A summary of warrant activity for the period ended October 31, 2011 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding May 1, 2011	2,460,000	1.05	3.5 years
Issued	3,021,241	$1.14	2.4 years
Exercised	-	-
Outstanding, October 31, 2011	5,481,241	$1.10	2.9 years
Exercisable, October 31, 2011	5,841,241	$1.10	2.9 years

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	6,170,621
Warrants	8,995,150
Reserved shares at October 31, 2011	15,165,771

11.	SUBSEQUENT EVENTS

On November 4, 2011, we sold all of our working interest in the Lozano Lease, which totals approximately 110 gross acres located in Frio County, Texas, and all wellbores (“Wells”) and personal property related thereto to the operator of the Lozano Lease in exchange $160,000 paid in cash.  We retained all sales proceeds attributable to the sales of oil and gas produced from the Wells prior to October 1, 2011, and we have no right to any sales of oil and gas produced from the Wells after October 1, 2011.

On November 15, 2011, the Company submitted a bid to purchase from a bankruptcy trustee substantially all the assets of an unrelated, third party oil and gas entity.  Per the requirements of the bid process, the Company placed a deposit with the trustee.

On November 16, 2011, the Company entered into a Farm-Out Agreement with Northdown Energy (Northdown) to further develop its four (4) UK onshore license blocks located in the Weald basin.  Per the terms of the agreement, Northdown obtained a 45% working interest for approximately $93,000.  The Company retained a 45% working interest and Aimwell Energy retained its 10% working interest in the blocks.  The agreement has received approval from the UK Department of Energy and Climate Change (DECC).

On December 2, 2011, the Company purchased a 20% working interest in three (3) wells, including the surface and downhole equipment associated with the wells, in Brown County, Texas for $58,400.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policy and Estimates.   Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended October 31, 2011.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2011, together with notes thereto, as previously filed with our Annual Report on Form 10-K, and our financial statements for the period ended October 31, 2011, together with notes thereto, which are included in this report.

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

Our operations in Kentucky increased substantially in April 2011, with our acquisition of all of the membership interests of KYTX Oil and Gas, LLC, KYTX Pipeline, LLC, and KYTX Drilling Company, LLC from Range Kentucky Holdings, LLC (“Range”).  The acquired interests include: (i) 71 wells located on approximately 4,040 acres in Kentucky, all of which are held by production, (ii) a 23-mile pipeline network capable of handling up to 9,000,000 cubic feet per day and (iii) drilling equipment including one drilling rig, one service rig and additional well-servicing equipment (collectively, the “KYTX Interests”).  We intend to devote a significant portion of our operations to the development of the KYTX Interests and other assets in the southern Appalachian basin.

Recent Developments.

On November 4, 2011, we sold all of our working interest in the Lozano Lease, which totals approximately 110 gross acres located in Frio County, Texas, and all wellbores (“Wells”) and personal property related thereto to the operator of the Lozano Lease in exchange $160,000 paid in cash.  We retained all sales proceeds attributable to the sales of oil and gas produced from the Wells prior to October 1, 2011, and we have no right to any sales of oil and gas produced from the Wells after October 1, 2011.

On November 15, 2011, we submitted a bid to purchase from a bankruptcy trustee substantially all the assets of an unrelated, third party oil and gas entity.  Per the requirements of the bid process, we placed a deposit with the trustee.

On November 16, 2011, we entered into a Farm-Out Agreement with Northdown Energy ("Northdown") to further develop our four UK onshore license blocks located in the Weald basin.  The agreement provides that (i) Northdown obtained a 45% working interest in exchange for $93,000 paid to us, (ii) we retained a 45% working interest and (iii) Aimwell Energy retained its 10% working interest in the blocks.  The agreement has received approval from the UK Department of Energy and Climate Change (DECC).

On December 2, 2011, we purchased a 20% working interest in three wells, including the surface and downhole equipment associated with the wells, in Brown County, Texas in exchange for $58,400.

For the three months ended October 31, 2011, as compared to the three months ended October 31, 2010.

Results of Operations.

Revenues. We had oil and gas revenues of $203,902 for the three months ended October 31, 2011, as compared to oil revenues of $38,594 for the three months ended October 31, 2010.  The increase in revenues of $165,308 from the comparable period in the prior year was primarily generated from our interest in the Lozano lease in Texas, the Valentine lease in West Virginia and the KYTX leases in Kentucky. We expect that the lease revenues from the Valentine and KYTX leases will continue with further exploitation of the existing oil and gas resources and slow decline due to the natural depletion for the foreseeable future.

To implement our business plan during the next twelve months, we need to generate increased revenues from the KYTX properties and other interests.  Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues.  If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Costs and Expenses.  For the three months ended October 31, 2011, our total operating costs and expenses were $829,001, which is comprised of lease operating costs of $40,529, production costs of $38,570, depreciation and depletion related expenses of $72,978, wage related expenses of $96,171, stock based compensation of $73,835, professional fees of $360,073 and general and administrative expenses of $146,845. The professional fees of $360,073 includes legal fees paid in connection with the private placement we closed in August 2011, stock based compensation of $62,188 paid to the placement agent, and $77,980 paid in cash.  By comparison, our total operating costs and expenses were $190,486 for the three months ended October 31, 2010, which is comprised of lease operating costs of $2,197, production costs of $23,993, depreciation and depletion related expenses of $3,572, wage related expenses of $45,566, professional fees of $61,457 and general and administrative expenses of $53,701.  The overall increase of $638,515 in total operating costs and expenses from the same three-month period in the prior year was primarily attributable to our acquisition and integration of additional oil and gas properties and the expansion of our personnel related to those acquired assets, costs associated with further developing our oil and gas operations in Kentucky and increased professional fees incurred in connection with the private placement we closed in August 2011.

We expect that our future monthly operating expenses for fiscal year 2012 will be similar to our current expense levels, plus additional direct costs relating to the KYTX Interests.  We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Operating Loss.    For the three months ended October 31, 2011, our total loss from operations was $625,099, as compared to a total loss from operations of $151,892 for the three months ended October 31, 2010. We expect that we will continue to generate operating losses for the foreseeable future as we continue to develop and exploit our existing oil and gas resources.

Other Expenses.    For the three months ended October 31, 2011, our total other expense was $495,250, which was comprised of interest expense of $66,568 and debt discount amortization of $428,682.  The total other expense is attributed to the interest expense and debt discount amortization that resulted from the senior secured convertible promissory note financing. By comparison, for the three months ended October 31, 2010, our total other expense was $158,170, which was comprised of interest expense of $31,232 and debt discount amortization of $126,938.

Net Loss.    For the three months ended October 31, 2011, our net loss was $1,120,349, as compared to a net loss of $310,062 for the three months ended October 31, 2010.  We hope to generate additional revenues as we expand our projects to cover our operating costs, which will reduce our net loss in the future.  We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

For the six months ended October 31, 2011, as compared to the six months ended October 31, 2010.

Results of Operations.

Revenues. We had oil and gas revenues of $408,079 for the six months ended October 31, 2011, as compared to oil revenues of $49,955 for the six months ended October 31, 2010.  The increase in revenues of $358,124 from the comparable period a year earlier were primarily generated from our interest in the Lozano lease in Texas, the Valentine lease in West Virginia and the KYTX leases in Kentucky. We expect the lease revenues from the Valentine and KYTX leases will continue with further exploitation of the existing oil and gas resources and slow decline due to the natural depletion for the foreseeable future.

To implement our business plan during the next twelve months, we need to generate increased revenues from the  KYTX properties and other interests.  Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues.  If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Costs and Expenses.  For the six months ended October 31, 2011, our total operating costs and expenses were $1,232,961, which is comprised of lease operating costs of $51,380, production costs of $108,100, depreciation and depletion related expenses of $151,999, wage related expenses of $274,926, professional fees of $425,099 and general and administrative expenses of $221,457. By comparison, our total operating costs and expenses were $287,937 for the six months ended October 31, 2010, which is comprised of lease operating costs of $4,394, production costs of $25,886, depreciation and depletion related expenses of $7,835, wage related expenses of $86,402, professional fees of $82,887 and general and administrative expenses of $80,533.  The overall increase of $945,024 in total operating costs and expenses from the same six-month period in the prior year was primarily attributable to our acquisition and integration of additional oil and gas properties and the expansion of our personnel related to those acquired assets, costs associated with further developing our oil and gas operations in Kentucky and increased professional fees incurred in connection with the private placement we closed in August 2011

We expect that our future monthly operating expenses for fiscal year 2012 will be similar to our current expense levels, plus additional direct costs relating to the KYTX Interests.  We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Operating Loss.    For the six months ended October 31, 2011, our total loss from operations was $824,882, as compared to a total loss from operations of $237,982 for the six months ended October 31, 2010. We expect that we will continue to generate operating losses for the foreseeable future as we continue to develop and exploit our existing oil and gas resources.

Other Expenses.    For the six months ended October 31, 2011, our total other expense was $812,907, which was comprised of interest expense of $134,820 and debt discount amortization of $678,087.  The total other expense is attributed to the interest expense and debt discount amortization that resulted from the senior secured convertible promissory note financing. By comparison, for the six months ended October 31, 2010, our total other expense was $230,903, which was comprised of interest expense of $53,049 and debt discount amortization of $177,854.

Net Loss.    For the six months ended October 31, 2011, our net loss was $1,627,789, as compared to a net loss of $468,885 for the six months ended October 31, 2010.  We hope to generate additional revenues as we expand our projects to cover our operating costs, which will reduce our net loss in the future.  We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources.   We had cash of $226,201 and accounts receivable of $251,462 as of October 31, 2011, making our total current assets $477,663.  We also had $7,097,374 in net property and equipment, which consists of oil and gas properties of $5,260,262, property and equipment of $2,025,655, net of accumulated depletion, depreciation and amortization of $188,543.  In addition, we had goodwill of $1,394,215.  Therefore, our total assets as of that date were $8,969,252.

Our total liabilities were $2,392,531 as of October 31, 2011.  This was comprised of total current liabilities of $462,282, represented by accounts payable of $55,532 and accrued liabilities of $406,750.  We had total long-term liabilities of $1,930,249, represented by senior secured convertible promissory notes of $1,930,249, net of discount of $2,228,072.  We had total stockholders’ equity of $6,576,721.  We had no other liabilities and no long term commitments or contingencies as of October 31, 2011.

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

On October 14, 2011, we made interest payments of $11,296 to the Investors pursuant to the terms of the Debentures.

On October 12, 2011, two of the Investors elected to convert a portion of two outstanding Debentures into shares of our common stock.  One of the Investors elected to convert $10,000 of the outstanding principal due on its Debenture into 20,000 shares of our common stock, or approximately $0.50 per share.  The second of the Investors elected to convert $2,000 of the outstanding principal due on its debenture into 4,000 shares of our common stock, or approximately $0.50 per share.

On August 4, 2011, we issued 30,000 shares of our common stock to an employee and two independent contractors in exchange for services provided to us, valued at $19,500, or $0.65 per share.

On August 12, 2011, we issued 25,000 shares of our common stock to one of our officers in exchange for services provided to us, valued at $17,000, or $0.68 per share.

On September 22, 2011, we issued 30,000 shares of our common stock to an employee and two independent contractors in exchange for services provided to us, valued at $15,300, or $0.51 per share.

On September 22, 2011, we issued 43,207 shares of our common stock to BLS Energy, LLC exchange for consulting services provided to us, valued at $22,036, or $0.51 per share.

On October 12, 2011, we satisfied the downside price protection provision of an additional shares agreement with Range and issued Range an additional 1,389,353 shares of our common stock.

As of October 31, 2011, we had cash of $226,201. We will need additional cash to expand our operations, including the development of the KYTX Interests and other properties. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. In addition to generating revenues from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 4, 2011, we issued 30,000 shares of our common stock to an employee and two independent contractors in exchange for services provided to us.

On August 12, 2011, we issued 25,000 shares of our common stock to one of our officers in exchange for services provided to us.

On September 22, 2011, we issued 30,000 shares of our common stock to an employee and two independent contractors in exchange for services provided to us.

On September 22, 2011, we issued 43,207 shares of our common stock to BLS Energy, LLC exchange for consulting services provided to us.

On October 12, 2011, we satisfied the downside price protection provision of an additional shares agreement entered into with Range and issued Range an additional 1,389,353 shares of our common stock.

All of the above shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and/or Rule 506 of Regulation D promulgated pursuant to that act by the Securities and Exchange Commission.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved).

None.

Item 5.  Other Information.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 5.02.- Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers,” “Item 1.02- Termination of a Material Definitive Agreement” and “Item 8.01. Other Events” of Form 8-K.

On December 14, 2011, our Board of Directors accepted the resignation of Allan Millmaker as Chief Executive Officer and President and appointed Mr. Millmaker as the Chairman of the Board of Directors.

Mr. Millmaker’s resignation as Chief Executive Officer and President was not as a result of any disagreement between Mr. Millmaker and us or our Board of Directors on any matter relating to our operations, policies or practices. Mr. Millmaker continues to hold 7,000,020 shares of our common stock, or approximately 11.783% of the issued and outstanding shares of our common stock.

In connection with Mr. Millmaker’s resignation as our Chief Executive Officer and President, Mr. Millmaker’s employment agreement has been terminated as of December 14, 2011.  Pursuant to the termination clause of Mr. Millmaker’s employment agreement, we have no further obligation to Mr. Millmaker as our employee except to pay any base salary that had accrued but had not been paid prior to the date of termination and any reimbursement of business expenses incurred by Mr. Millmaker prior to the termination of his employment which had not previously been paid.

On December 9, 2011, we entered into an amendment to the Additional Shares Agreement dated April 12, 2011 with Range pursuant to which we agreed to extend the amount of time in which Range must provide notice of their election to adjust the per share price of the shares received pursuant to the Membership Interest Purchase Agreement dated April 12, 2011 from 30 days to 150 calendar days.

Item 6.  Exhibits.

31.1
Certification of Principal Executive and Financial Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alamo Energy Corp., a Nevada corporation
December 15, 2011	By:	/s/ Donald Sebastian
	Its:	Donald Sebastian Chief Financial Officer (Principal Executive, Financial and Accounting Officer)