Form 10-Q
period 2012-01-31
Alamo Energy Corp.
filed 2012-03-16
CIK 1360334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012

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

As of March 13, 2012, there were 59,648,179 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2012 AND APRIL 30, 2011

ASSETS

	January 31, 2012
	(Unaudited)	April 30, 2011
Current assets:
Cash and cash equivalents	$253,240	$45,098
Accounts receivable	170,574	107,218
Prepaid expenses	-	2,585
Total current assets	423,814	154,901

Oil and gas properties
Proved	1,964,942	1,435,726
Unproved	3,305,028	3,288,898
Property, plant and equipment
Well machinery and equipment	1,742,131	1,736,385
Furniture, fixtures and other	283,019	274,149
Less: accumulated depletion, depreciation and amortization	(262,763)	(35,449)
Net oil and gas properties, plant and equipment	7,032,357	6,699,709

Goodwill	1,394,215	1,394,215

Total assets	$8,850,386	$8,248,825

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$32,197	$109,115
Accrued liabilities	517,513	324,060
Senior convertible promissory notes, net of discount of $508,359	1,491,641	-
Total current liabilities	2,041,351	433,175

Senior convertible promissory notes, net of discount of $1,145,021 and $1,300,340, respectively	778,300	1,159,660

Stockholders’ Equity:
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 59,484,145 and 57,232,777 shares issued and outstanding, respectively	59,484	57,233
Additional paid in capital	10,584,870	8,905,189
Deficit accumulated during exploration stage	(4,613,619)	(2,306,432)
Total stockholders’ equity	6,030,735	6,655,990

Total liabilities and stockholders’ equity	$8,850,386	$8,248,825

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Inception
	Three Months	Three Months	Nine Months	Nine Months	(September 1, 2009)
	Ended	Ended	Ended	Ended	through
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011	January 31, 2012

Oil and gas revenues	$282,431	$104,063	$690,510	$154,018	$1,007,278

Operating costs and expenses:
Lease operating costs	15,418	17,298	66,798	21,692	175,988
Production costs	82,367	39,513	190,467	65,399	232,519
Depletion, depreciation and amortization	74,221	9,739	226,220	17,464	261,669
Salaries, wages and related expense	109,500	50,295	310,656	136,697	591,931
Stock based compensation	94,000	-	167,835	-	167,835
Legal and professional	131,951	61,157	557,050	144,044	1,025,364
Other general and administrative	6,417	41,055	227,874	121,698	649,731

Total operating costs and expenses	513,874	219,057	1,746,900	506,994	3,105,037

Loss from operations	(231,443)	(114,994)	(1,056,390)	(352,976)	(2,097,759)

Other income (expense):
Interest expense	(68,851)	(66,013)	(203,606)	(119,063)	(489,183)
Interest expense - debt discount amortization	(369,104)	(268,441)	(1,047,191)	(446,295)	(2,042,881)
Other income	-	-	-	-	16,204

Total other income (expense)	(437,955)	(334,454)	(1,250,797)	(565,358)	(2,515,860)

Net loss before income taxes	(669,398)	(449,448)	(2,307,187)	(918,334)	(4,613,619)

Provision for income taxes	-	-	-

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	Nine Months Ended January 31, 2012	Nine Months Ended January 31, 2011	Inception (September 1, 2009) through January 31, 2012

Net loss	$(669,398)	$(449,448)	$(2,307,187)	$(918,334)	$(4,613,619)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted average shares outstanding – basic and diluted	58,458,689	46,668,250	58,050,051	46,668,250

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 1, 2009) THROUGH JANUARY 31, 2012

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

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 1, 2009) THROUGH JANUARY 31, 2012

	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ Equity

Net loss	-	-	-	(1,804,169)	(1,804,169)

Balance, April 30, 2011	57,232,777	57,233	8,905,189	(2,306,432)	6,655,990

Additional shares issued for acquisition	1,534,561	1,535	(1,535)	-	-

Shares issued for services	222,207	222	167,613	-	167,835

Discount on convertible notes payable	-	-	1,483,685	-	1,483,685

Shares issued for conversion of notes payable	494,600	494	29,918	-	30,412

Net loss	-	-	-	(2,307,187)	(2,307,187)

Balance, January 31, 2012 (Unaudited)	59,484,145	$59,484	$10,584,870	$(4,613,619)	$6,030,735

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended	Inception (September 1, 2009) through
	January 31, 2012	January 31, 2011	January 31, 2012
Cash flows from operating activities:
Net loss	$(2,307,187)	$(918,334)	$(4,613,619)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Warrants issued to placement agent	62,188	-	62,188
Depletion, depreciation and amortization	227,314	17,464	262,763
Rent contributed by officer	-	3,150	7,000
Common stock issued for services	167,835	-	232,091
Accretion of debt discount	1,047,191	446,295	1,963,016
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(63,356)	(23,730)	(170,574)
(Increase) decrease in prepaid expenses	2,585	(6,128)	-
Increase (decrease) in accounts payable	(76,917)	71,446	32,198
Increase in accrued liabilities	193,453	119,064	517,513

Net cash used in operating activities	(746,894)	(290,773)	(1,707,424)

Cash flows from investing activities:
Purchase of oil and gas properties	(545,346)	(546,775)	(1,992,919)
Purchase of property and equipment	(13,618)	(5,296)	(20,417)

Net cash used in investing activities	(558,964)	(552,071)	(2,013,336)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes	1,514,000	560,000	3,974,000

Net cash provided by financing activities	1,514,000	560,000	3,974,000
Net increase (decrease) in cash	208,142	(282,844)	253,240

Cash and cash equivalents, beginning of period	45,098	285,458	-

Cash and cash equivalents, end of period	$253,240	$2,614	$253,240

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash transactions:
Common stock issued for oil and gas properties	$-	$-	$6,675,000

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
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

As of January 31, 2012, the Company owns a 100% working interest in certain oil and gas leases in Knox County, Kentucky, a 20% working interest in certain oil and gas leases in Brown County, Texas, a 50% working interest in certain leases in Ritchie County, West Virginia, and farm-in and participation rights agreements in onshore oil and gas properties in the UK.

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
JANUARY 31, 2012
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10, Article 8, of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2011. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2012, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended April 30, 2011, included in the Company’s annual report on Form 10-K.

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

Stock Based Compensation

Stock based compensation is recorded in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC 718 requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period).

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain amounts in the 2011 financial statements have been reclassified for comparative purposes to conform to the current year presentation.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. The Company is currently evaluating the impact of our pending adoption of ASU 2011-08 on our consolidated financial statements.

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our condensed consolidated financial position, results of operations or cash flows.

3.           CONCENTRATION OF CREDIT RISK AND ECONOMIC DEPENDENCY

The Company collects its receivables on its working interests in oil and gas properties from the well operators.  As such, the Company generally has relatively few customers.  These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary.  At January 31, 2012, the Company had three (3) customers that accounted for 100% of its outstanding receivables and correspondingly, its oil and gas sales.  Bad debt expense is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable.  There has been no bad debt expense for the period ended January 31, 2012.

The Company receives certain well drilling and pipeline transportation services from its subsidiaries.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

4.    GOING CONCERN

The Company is in the exploration stage, has minimal revenues and has incurred losses from operations of $4,613,619 since inception. Due to the Company’s sustained losses, additional debt and equity financing will be required by the Company to fund its activities and to support operations. There is no assurance that the Company will be able to obtain additional financing. Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

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

5.           OIL AND GAS PROPERTIES

The following table presents information regarding the Company’s net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

	January 31, 2012	April 30, 2011
Property acquisition costs:
Proved	$1,964,942	$1,435,726
Unproved	2,993,305	3,121,601
Exploration costs	128,990	128,990
Development costs	182,133	38,307
Totals	$5,269,970	$4,724,624

On October 28, 2011, the Company sold its 75% working interest in proved properties located in Frio County, Texas for $160,000.  Since this transaction did not result in a significant alteration to the Company’s cost pool, this amount reduced the Company’s proved property pool and accordingly, no gain or loss was recorded.

As January 31, 2012 and April 30, 2011, the Company’s unproved properties consist of leasehold acquisition and exploration costs in the following geographical areas:

	2012	2011
Kentucky	$2,489,626	$2,655,629
West Virginia	332,625	332,625
Tennessee	97,500	97,500
Texas	74,154	35,847

Totals	$2,993,305	$3,121,601

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

5.           OIL AND GAS PROPERTIES (Continued)

The following table sets forth a summary of oil and gas property costs not being amortized as of January 31, 2012, by the year in which such costs were incurred:

Costs Incurred During Fiscal Years Ended April 30
	Balance 1/31/12	2011	Prior

Acquisition costs	$2,660,680	$2,356,712	$303,968
Exploration costs	332,625	332,625	-

Total	$2,993,305	$2,689,337	$303,968

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

6.            SENIOR CONVERTIBLE PROMISSORY NOTES

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

As of January 31, 2012, the Company had issued all $2,000,000 in senior convertible promissory notes along with 2,000,000 in warrants pursuant to the First Financing Agreement.

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

As of January 31, 2012, the Company had issued $860,000 in senior convertible promissory notes along with 860,000 in warrants pursuant the Second Financing Agreement.  For the six months ended January 31, 2012, the Company issued $400,000 in notes pursuant to the Second Financing Agreement.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

6.            SENIOR CONVERTIBLE PROMISSORY NOTES (Continued)

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

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

6.            SENIOR CONVERTIBLE PROMISSORY NOTES (Continued)

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

The assumptions used in the Black-Scholes option pricing model for the Warrants and Conversion Features of the convertible notes were as follows:

Risk-free interest rate	0.25% to 0.41%
Expected volatility of common stock	100.00%
Dividend yield	0.00%
Expected life of warrants and conversion feature	5 years
Weighted average warrants and conversion feature	$0.65 - $1.34

During the three months ended January 31, 2012, certain Purchasers of the Company’s Debentures converted their outstanding balances of approximately $247,300 into 494,600 shares of the Company’s common stock.

7.            WARRANTS

A summary of warrant activity for the period ended January 31, 2012 is presented below:
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding May 1, 2011	2,460,000	1.05	3.5 years
Issued	3,021,241	$1.14	2.4 years
Exercised	-	-
Outstanding, January 31, 2012	5,481,241	$1.10	2.9 years
Exercisable, January 31, 2012	5,841,241	$1.10	2.9 years

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

7.            WARRANTS (Continued)

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	5,676,021
Warrants	8,995,150
Reserved shares at January 31, 2012	14,671,171

8.    STOCK OPTION PLAN

On December 21, 2011, the Company’s Board of Directors approved the Alamo Energy Corp. 2011 Stock Option Plan (the “Plan”).  The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

The Board of Directors, acting as a compensation committee (the “Committee”) will generally administer the Plan. The Committee will have full power and authority to determine when and to whom awards will be granted, including the type, amount, form of payment and other terms and conditions of each award, consistent with the provisions of the Plan.  In addition, the Committee has the authority to interpret the Plan and the awards granted under the Plan, and establish rules and regulations for the administration of the Plan.

Awards under the Plan may be granted to any person who is (i) an employee of the Registrant, (ii) a non-employee member of the Board of Directors or the board of directors of any subsidiary, or (iii) a consultant who provides services to the Company; provided that stock appreciation rights and non-qualified stock options shall be granted only to persons as to which the Company is the “service recipient,” as such term is defined in Section 409A of the Internal Revenue Code.

The Plan will terminate on December 21, 2021, unless all shares available for issuance have been issued, the Plan is earlier terminated by the Board or the Committee, or the Plan is extended by an amendment approved by the Company’s shareholders. No awards may be made after the termination date. However, unless otherwise expressly provided in an applicable award agreement, any award granted under the Plan prior to the termination date may extend beyond the end of such period through the award’s normal expiration date.

The aggregate number of shares of the common stock authorized for issuance as awards under the Plan is 7,500,000. The maximum aggregate number of shares of common stock subject to stock options, stock appreciation rights, restricted stock or stock unit awards which may be granted to any one participant in any one year under the Plan is 1,000,000.

Under the Plan, the Committee can grant stock options, stock appreciation rights, restricted stock, stock units and performance units. Awards may be granted alone, in addition to, or in combination with any other award granted under the Plan. Subject to the limitations set forth in the Plan, the terms and conditions of each award shall generally be governed by the particular document or agreement granting the award.

Unless otherwise provided by the Committee, awards under the Plan may only be transferred by will or the laws of descent and distribution. The Committee may permit further transferability pursuant to conditions and limitations that it may impose, except that no transfers for consideration will be permitted.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(Unaudited)

8.            STOCK OPTION PLAN (Continued)

In the event of any stock dividend, stock split, combination of shares, extraordinary dividend of cash and/or assets, recapitalization, reorganization or any similar event, the Committee is entitled to appropriately and equitably adjust the number and kind of shares or other securities which are subject to the Plan or subject to any award under the Plan.

Subject to any restrictive terms which may be set forth in award agreements, in the event the Company is a party to a merger or other reorganization, outstanding awards shall be subject to the agreement of merger or reorganization. Such agreement may provide, without limitation, for the assumption of outstanding awards by the surviving corporation or its parent, for their continuation by the Company (if the Company is a surviving corporation) for accelerated vesting and accelerated expiration, or for settlement in cash.

The Board may generally amend or terminate the Plan as determined to be advisable. Shareholder approval may also be required for certain amendments pursuant to the Internal Revenue Code, the rules of any market in which the Registrant participates, or rules of the Securities and Exchange Commission. No amendment or alteration of the Plan may be made which would impair the rights of any participant under any outstanding award, without such participant’s consent, provided that no consent is required with respect to any amendment or alteration if the Committee determines that such amendment or alteration is either:

●	required or advisable in order for the Company, the Plan or the award to satisfy any law or regulation or to meet the requirements of any accounting standard, or
●	not reasonably likely to significantly diminish the benefits provided under such award, or that any such diminishment has been adequately compensated.

As of January 31, 2012, the Company has not granted any options pursuant to the Plan to purchase shares of its common stock.

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

Critical Accounting Policy and Estimates.   Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended January 31, 2012.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2011, together with notes thereto, as previously filed with our Annual Report on Form 10-K, and our financial statements for the period ended January 31, 2012, together with notes thereto, which are included in this report.

Overview. We are an oil and gas company led by an experienced management team and focused on exploration, production and development of oil and natural gas within North America and the United Kingdom. Our business plan is to acquire oil and gas properties for exploration, appraisal and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project with qualified interested parties.  Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside.

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

Our operations in Kentucky increased substantially in April 2011, with our acquisition of all of the membership interests of KYTX Oil and Gas, LLC, KYTX Pipeline, LLC, and KYTX Drilling Company, LLC from Range Kentucky Holdings, LLC (“Range”).  The acquired interests include: (i) 71 wells located on approximately 4,040 acres in Kentucky, all of which are held by production, (ii) a 23-mile pipeline network capable of handling up to 9,000,000 cubic feet per day and (iii) drilling equipment including one drilling rig, one service rig and additional well-servicing equipment (collectively, the “KYTX Interests”).  We have devoted a significant portion of our operations to the development of the KYTX Interests and other assets in the southern Appalachian basin.

For the three months ended January 31, 2012, as compared to the three months ended January 31, 2011.

Results of Operations.

Revenues. We had oil and gas revenues of $282,431 for the three months ended January 31, 2012, as compared to oil and gas revenues of $104,063 for the three months ended January 31, 2011.  The increase in revenues of $178,368 from the comparable period in the prior year was primarily attributable to sales from our KYTX leases acquired during the current year.  We expect that revenues from the KYTX leases will continue with further exploitation of the existing oil and gas resources and slow decline due to the natural depletion for the foreseeable future.

To implement our business plan during the next twelve months, we need to generate increased revenues from the KYTX properties and other interests.  Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues.  If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Costs and Expenses.  For the three months ended January 31, 2012, our total operating costs and expenses were $513,874, which is comprised of lease operating costs of $15,418, production costs of $82,367, depreciation and depletion related expenses of $74,221, wage related expenses of $109,500, stock based compensation of $94,000, professional fees of $131,951, and general and administrative expenses of $6,417.  By comparison, our total operating costs and expenses were $219,057 for the three months ended January 31, 2011, which is comprised of lease operating costs of $17,298, production costs of $39,513, depreciation and depletion related expenses of $9,739, wage related expenses of $50,295, professional fees of $61,157, and general and administrative expenses of $41,055.  The overall increase of $294,817 in total operating costs and expenses from the same three-month period in the prior year was primarily attributable to our acquisition and integration of the KYTX Interests and the expansion of our personnel related to those acquired assets, costs associated with further developing our oil and gas operations in Kentucky and stock based compensation and depletion, depreciation and amortization.

We expect that our future monthly operating expenses for fiscal year 2012 will be similar to our current expense levels, plus additional direct costs relating to the KYTX Interests.  We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Operating Loss.    For the three months ended January 31, 2012, our total loss from operations was $231,443, as compared to a total loss from operations of $114,994 for the three months ended January 31, 2011. We expect that we will continue to generate operating losses for the foreseeable future as we continue to develop and exploit our existing oil and gas resources.

Other Expenses.    For the three months ended January 31, 2012, our total other expense was $437,955, which was comprised of interest expense of $68,851 and debt discount amortization of $369,104.  The total other expense is attributed to the interest expense and debt discount amortization that resulted from the senior secured convertible promissory note financing. By comparison, for the three months ended January 31, 2011, our total other expense was $334,454, which was comprised of interest expense of $66,013 and debt discount amortization of $268,441.

Net Loss.    For the three months ended January 31, 2012, our net loss was $669,398, as compared to a net loss of $449,448 for the three months ended January 31, 2011.  The larger loss during the current period is primarily attributable to the KYTX acquisition and the financing costs of our convertible notes. We hope to generate additional revenues as we expand our projects to cover our operating costs, which will reduce our net loss in the future.  We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

For the nine months ended January 31, 2012, as compared to the nine months ended January 31, 2011.

Results of Operations.

Revenues. We had oil and gas revenues of $690,510 for the nine months ended January 31, 2012, as compared to oil and gas revenues of $154,018 for the nine months ended January 31, 2011.  The increase in revenues of $536,492 from the comparable period a year earlier were primarily generated from our interest in the Lozano lease in Texas, the Valentine lease in West Virginia and sales from our KYTX leases in Kentucky acquired in April 2011. We expect the lease revenues from the Valentine and KYTX leases will continue with further exploitation of the existing oil and gas resources and slow decline due to the natural depletion for the foreseeable future.

Operating Costs and Expenses.  For the nine months ended January 31, 2012, our total operating costs and expenses were $1,746,900, which is comprised of lease operating costs of $66,798, production costs of $190,467, depreciation and depletion related expenses of $226,220, wage related expenses of $310,656, stock based compensation of $167,835, professional fees of $557,050, and general and administrative expenses of $227,874. By comparison, our total operating costs and expenses were $506,994 for the nine months ended January 31, 2011, which is comprised of lease operating costs of $21,692, production costs of $65,399, depreciation and depletion related expenses of $17,464, wage related expenses of $136,697, professional fees of $144,044 and general and administrative expenses of $121,698.  The overall increase of $1,239,906 in total operating costs and expenses from the same nine-month period in the prior year was primarily attributable to our acquisition and integration of additional oil and gas properties and the expansion of our personnel related to those acquired assets, costs associated with further developing our oil and gas operations in Kentucky, increased professional fees incurred in connection with the private placement we closed in August 2011, and stock based compensation.

We expect that our future monthly operating expenses for fiscal year 2012 will be similar to our current expense levels, plus additional direct costs relating to the KYTX Interests.  We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Operating Loss.    For the nine months ended January 31, 2012, our total loss from operations was $1,056,390, as compared to a total loss from operations of $352,976 for the nine months ended January 31, 2011. We expect that we will continue to generate operating losses for the foreseeable future as we continue to develop and exploit our existing oil and gas resources.

Other Expenses.    For the nine months ended January 31, 2012, our total other expense was $1,250,797, which was comprised of interest expense of $203,606 and debt discount amortization of $1,047,191.  The total other expense is attributed to the interest expense and debt discount amortization that resulted from the senior secured convertible promissory note financing.  By comparison, for the nine months ended January 31, 2011, our total other expense was $565,358, which was comprised of interest expense of $119,063 and debt discount amortization of $446,295.

Net Loss.    For the nine months ended January 31, 2012, our net loss was $2,307,187, as compared to a net loss of $918,334 for the nine months ended January 31, 2011.  The larger loss is primarily due to an increase in costs for the exploration of KYTX leases acquired and the financing costs of our convertible notes.  We hope to generate additional revenues as we expand our projects to cover our operating costs, which will reduce our net loss in the future.  We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources.   We had cash of $253,240 and accounts receivable of $170,574 as of January 31, 2012, making our total current assets $423,814.  We also had $7,032,357 in net property and equipment, which consists of oil and gas properties of $5,269,970, property and equipment of $2,025,150, net of accumulated depletion, depreciation and amortization of $262,763.  In addition, we had goodwill of $1,394,215.  Therefore, our total assets as of that date were $8,850,386.

Our total liabilities were $2,819,651 as of January 31, 2012.  This was comprised of total current liabilities of $2,041,351, represented by accounts payable of $32,197 and accrued liabilities of $517,513.  We had total long-term liabilities of $778,300, represented by senior secured convertible promissory notes of $778,300, net of discount of $1,145,021.  We had total stockholders’ equity of $6,030,735.  We had no other liabilities and no long term commitments or contingencies as of January 31, 2012.

On August 1, 2011, we closed a securities purchase agreement, dated July 26, 2011 (the “Securities Purchase Agreement”) with certain institutional investors (the “Investors” or, individually, the “Investor”) and issued to the Investors an aggregate principal value of approximately $1,310,621 of original issue discount convertible debentures (the “Debentures” or, individually, the “Debenture”) and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase an aggregate of 2,621,241 shares of our common stock (collectively, the “Warrants” and the shares issuable upon exercise of the Warrants, collectively, the “Warrant Shares”) at an exercise price of $1.25 for the Series A and C Warrants and $1.00 for the Series B Warrants. In addition, we also issued warrants to purchase 91,743 shares of our common stock at an exercise price of $1.25 per share to its placement agent in connection with the Securities Purchase Agreement.  We will need to make interest payments at the rate of 5% per annum on the Debentures while they are outstanding.  These notes are due July 29, 2013.

On November 15, 2011, one of the Investors elected to convert a portion of its outstanding Debenture into shares of our common stock.  The Investor elected to convert $5,000 of the outstanding principal due on its Debenture into 10,000 shares of our common stock, or approximately $0.50 per share.  On November 21, 2011, the same Investor elected to convert $20,000 of the outstanding principal due on its debenture into 40,000 shares of our common stock, or approximately $0.50 per share.  On November 23, 2011, the same Investor elected to convert $75,000 of the outstanding principal due on its debenture into 150,000 shares of our common stock, or approximately $0.50 per share.  On November 30, 2011, the same Investor elected to convert $135,300 of the outstanding principal due on its debenture into 270,600 shares of our common stock, or approximately $0.50 per share.

On December 6, 2011 and January 6, 2012, we issued 64,471 shares and 78,192 shares, respectively, to pay the interest due January 1, 2012 on the outstanding principal of the Debentures to the Investors.  These interest conversion shares were calculated by dividing the applicable interest amount due to each Investor by the interest conversion rate of $0.1062 per share (90% of the 20-day VWAP for the 20-day VWAP for the 20 trading days prior to January 1, 2012), pursuant to the Debentures.

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

On November 15, 2011, we submitted a bid to purchase from a bankruptcy trustee substantially all the assets of an unrelated, third party oil and gas entity.  Per the requirements of the bid process, we placed a deposit with the trustee.  The bid process was withdrawn by the trustee and all deposits have been returned.

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

On November 23, 2011, we issued 25,000 shares of our common stock to one of our officers in exchange for services provided to us.

On November 23, 2011, we issued 30,000 shares of our common stock to an employee and two independent contractors in exchange for services provided to us.

On November 23, 2011, we issued 41,545 shares of our common stock to a consultant in exchange for consulting services provided to us.

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

As of January 31, 2012, we had cash of $253,240. We will need additional cash to continue and expand our operations, including the development of the KYTX Interests and other properties. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. In addition to generating revenues from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 23, 2011, we issued 25,000 shares of our common stock to one of our officers in exchange for services provided to us.

On November 23, 2011, we issued 30,000 shares of our common stock to an employee and two independent contractors in exchange for services provided to us.

On November 23, 2011, we issued 41,545 shares of our common stock to a consultant exchange for consulting services provided to us.

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

Item 4.   Mine Safety Disclosure.

Not applicable.

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

Alamo Energy Corp., a Nevada corporation
March 16, 2012	By:	/s/ Donald Sebastian
	Its:	Donald Sebastian Chief Financial Officer (Principal Executive, Financial and Accounting Officer)