Form 10-K
period 2012-04-30
Alamo Energy Corp.
filed 2012-08-14
CIK 1360334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended April 30, 2012

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of October 31, 2011, approximately $11,683,221.

As of August 13, 2012, there were 79,104,638 shares of the issuer's $.001 par value common stock issued and outstanding.

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

In the United States, we have focused on the Appalachian Basin with an operation base in Gray, Kentucky. We are the operator of our wells in Knox County, Kentucky. We also own working interests in properties located in Texas and West Virginia where we are not the operator.  In the United Kingdom, we have focused on the Weald Basin in the South of England. We currently have proved reserves in the States of Texas, Kentucky and West Virginia.

The following is a description of our oil and gas interests and operations in Kentucky:

KYTX Interests. Our operations in Kentucky increased substantially in April 2011, with our acquisition of all of the membership interests of KYTX Oil and Gas, LLC, KYTX Pipeline, LLC, and KYTX Drilling Company, LLC from Range Kentucky Holdings, LLC (“Range”). The acquired interests include: (i) 71 wells located on approximately 4,040 acres in Kentucky, all of which are held by production, (ii) a 23-mile pipeline network capable of handling up to 9,000,000 cubic feet per day and (iii) drilling equipment including one drilling rig, one service rig and additional well-servicing equipment (collectively, the “KYTX Interests”). As of the date of this Report, approximately 14 of the 71 wells acquired have been drilled but require further work to be completed and commence production.  We have devoted a significant portion of our operations to the development of the KYTX Interests and other assets in the southern Appalachian basin.

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

The following is a description of our oil and gas interests and operations in the United Kingdom:

Aimwell Agreement. In January 2010, we entered into a letter agreement (the “Participation Agreement”) with Aimwell Energy Limited, a corporation based in the United Kingdom (“Aimwell”), for the participation rights with regard to Aimwell’s license to operation certain oil and gas properties located on approximately 400 square kilometers in the United Kingdom (the “UK License”).  Pursuant to the agreement, Aimwell assigned a 90% interest in the UK License to us in exchange for our payment of 1 pound sterling to Aimwell and Alamo was named the operator of the assets subject to the license.  Aimwell retained a 10% interest in the license, though we will pay Aimwell’s proportional costs of operating the license until a field development plan is approved, and after which, the parties will share their costs in proportion to their ownership percentage interests in the license.   As of the date of this Report, pre-existing seismic lines have been procured and reprocessed and technical evaluations of the blocks have been made and an access/route survey has been conducted for a planned two dimensional seismic survey.

On November 14, 2011, we entered into and closed a Farmout Agreement (the “Farmout Agreement”) with Northdown Energy Limited, a U.K. corporation (“Northdown”) pursuant to which we assigned to Northdown 45% of our working interest in the U.K. License in exchange for the purchase price of £60,000.   The Farmout Agreement was approved by the United Kingdom Department of Energy and Climate Control (the “DECC”).  In connection with the Farmout Agreement, we entered into and closed a Novation and Amendment of Participation Agreement with Northdown and Aimwell (the “Amendment Agreement”) amending the Participation Agreement such that Northdown will pay half of Aimwell’s percentage interest share of all costs, expenses, liabilities and obligations arising from oil operations in the licensed area which are attributable to us pursuant to the Participation Agreement.  We also entered into and closed a Joint Operating Agreement with Northbound and Aimwell (the “Joint Operating Agreement”) pursuant to which we will be the sole operator of the joint oil operations in the licensed area under the overall supervision and control of the Joint Operating Committee, as defined in the Joint Operating Agreement.

The following is a description of our oil and gas interests and operations in Texas, West Virginia and Tennessee:

WEJCO Agreement. In April 2010, we entered into a participation agreement with WEJCO, Inc., located in Texas (“WEJCO”), to acquire participation rights in WEJCO’s working interest in oil, gas and mineral leases represented by a leasehold estate and well on approximately 453 gross acres in Brown County, Texas, in exchange for our cash payment of $18,050 and the future payment of a proportional share of drilling and completion costs in the project.  The initial cash payment of $18,050 represents twenty percent (20%) of the total $90,250 cost of the geologic, land and seismic costs attributed to the well project in exchange for an assignment of WEJCO’s interest in the project to us.  The subject of the agreement is the Duffer Re-entry Prospect, Hubbard H-1 well, located in Brown County, Texas, and the project involves re-entering the well or drilling a substitute well if the re-entry fails.  The agreement also provides for us and WEJCO to enter into an operating agreement whereby WEJCO will be designated the operator of the well, but that we will receive an interest in the net revenue of the project, as set forth in an exhibit attached to the Agreement. Work on the Hubbard H-1 well commenced in July 2010.  The well produced small quantities of commercial production and was subsequently re-completed to the Duffer zone in March 2012.  Additionally, we participated in drilling three shallow oil wells on the acreage adjacent to the Hubbard H-1 well location.  The wells were successful and are producing as of the date of this Report.

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

On December 15, 2010, we exercised an option to participate in the recompletion of the well WVIC D-12 with Allied, pursuant to the Participation Agreement with Allied, as amended in the Amendment Agreement on October 15, 2010. The well WVIC D-12 is included in the Eco Forrest Lease, which is located on approximately 493 acres in Ritchie County, West Virginia. Allied is the operator of the project with full control of all operations.  We are obligated to pay the total drilling and completion costs of $157,575 to earn in the well WVIC D-12 and Eco Forrest Lease a before payout working interest of seventy percent (70%) and net revenue interest of 59.08 (70% x 84.4%) and an after payout working interest of fifty percent (50%) and net revenue interest of 42.2% (50% x 84.4).  Preparatory work completion, including the preparation of an 8,000bbl containment pit, installation of two 100bbl oil storage tanks and delivery of 3,000 ft of production tubing and rods and the running of logs in preparation for a squeeze cement job on the well WVIC D-12 commenced. However, upon further evaluation, the integrity of the casing was in doubt and the squeeze cement job has been postponed.  All funds advanced by us are being returned.

Berry Agreement. On September 3, 2010, we entered into a Subscription Agreement (the “Sub Agreement”) with Berry Resources, Inc. (“Berry”), to purchase 6.5 units of the Berry Prospect #22-A, which includes two (2) wells to be drilled on approximately 300 acres in North Central, Pickett County, Tennessee, in exchange for our cash payment of $97,500.  Each unit is equal to approximately 3.33% working interest or approximately 2.33% net revenue interest in each of the two (2) wells to be drilled in North Central, Pickett County, Tennessee.  The Sub Agreement also provides for Berry and us to enter into an operating agreement whereby Berry will be designated the operator of the well.  Work on the Berry Prospect commenced in September 2010.  The first well did not encounter hydrocarbons in commercial quantities and as of the date of this Report, no additional activity in the Berry Prospect is planned.

The Lozano Lease - Frio County, Western Gulf Province, Texas. In September 2009, Alamo Oil acquired certain oil, gas and mineral leases totaling approximately 110 gross acres, located in Frio County, Texas (the “Lozano Lease”).  As a result of the Asset Purchase, we owned a seventy-five percent (75%) working interest in the Lozano Lease.  On November 4, 2011, we sold all of our working interest in the Lozano Lease and all wellbores and personal property related thereto to the operator of the Lozano Lease in exchange for $160,000 paid in cash.  We retained all sales proceeds attributable to the sales of oil and gas produced from the wells prior to October 1, 2011, and we have no right to any sales of oil and gas produced from the wells after October 1, 2011.

Business Strategy. Our strategy is to increase shareholder value through strategic acquisitions, appraisal drilling and development. We are focused on the acquisition, appraisal development and exploitation of oil and gas properties.  We are also searching for possible joint-ventures and new prospects that fit our strategic focus.  In the US, we have focused on the Appalachian Basin.  In the UK, we have focused on the Weald Basin in the South of England.

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

Employees. As of August 13, 2012, we have six employees.  We plan to outsource independent consultant engineers and geologists on a part time basis to conduct the work programs on our properties in order to carry out our plan of operations.

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

Our subsidiary, KYTX Pipeline LLC, subleases an office from a stockholder (Range), a warehouse building and a yard facility, for $1,500 per month in Gray County, Kentucky.

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

For the period from inception (September 1, 2009) to April 30, 2012, we had oil and gas revenues of $1,021,706 and a net loss of $5,268,905. We cannot guaranty that our future operations will result in net income. We may not ever be able to operate profitability on a quarterly or annual basis in the future. Our failure to increase our revenues will harm our business. If our revenues grow more slowly than we anticipate or our operating expenses exceed our expectations, our operating results will suffer.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their report dated August 10, 2012, our current independent registered public accounting firm stated that our financial statements for the year ended April 30, 2012, were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our ability to obtain sufficient working capital to fund future operations. If we are unable to raise additional capital, our efforts to continue as a going concern may not prove successful.

We will need additional financing to execute our business plan.

The revenues from our current operations are not sufficient to support our operating costs and anticipated drilling programs. We will need substantial additional funds to:

●	effectuate our business plan;
●	fund the acquisition, exploration, development and production of oil and natural gas in the future;
●	fund future drilling programs; and
●	hire and retain key employees.

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

Natural gas prices have declined substantially in the last year, and are expected to remain depressed for the foreseeable future. Sustained depressed prices of natural gas will adversely affect our assets, development plans, results of operations and financial position, perhaps materially.

Natural gas prices have declined during the past fiscal year 2012. The reduction in prices has been caused by many factors, including recent increases in gas production from non-conventional (shale) reserves, warmer than normal weather and high levels of natural gas in storage.  If prices for natural gas remain depressed for long periods, we may be required to write down the value of our oil and gas properties and/or revise our development plans which may cause certain of our undeveloped well locations to no longer be deemed to be proved. In addition, sustained low prices for natural gas will reduce the amounts we would otherwise have available for our operational costs, expenses and to service our indebtedness.

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

Unless we generate increased revenues from the KYTX properties and other interests, or obtain additional funding, we may not be able to implement our business plan, or continue or expand our current operations.  Although, we had cash of $80,903 on hand, as of April 30, 2012, we estimated that the cash would not be sufficient for us to continue and expand our current operations for the next twelve months.  Therefore, failure to generate increased revenues from the KYTX properties and other interests and failure to obtain additional funding could deter our ability to continue our existing operations.

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

We rely on third parties to operate some of the assets in which we possess an interest. The success of our operations, whether considered on the basis of drilling operations or production operations, will depend largely on whether the operator of the property properly fulfills their obligations.  As a result, our ability to exercise influence over the operation of these assets or their associated costs may be limited.  Our performance will therefore depend upon a number of factors that may be outside of our full control, including the timing and amount of capital expenditures, the operator’s expertise and financial resources, the approval of other participants, the selection of technology, and risk management practices.  The failure of third party operators and their contractors to perform their services in a proper manner could adversely affect our operations.

Risks Related to our Common Stock

The issuance of shares upon conversion of the senior secured convertible promissory notes and the convertible debentures and exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

If the price per share of our common stock at the time of conversion of our senior secured convertible promissory notes, and exercise of any warrants, options, or any other convertible securities is in excess of the various conversion or exercise prices of these convertible securities, conversion or exercise of these convertible securities would have a dilutive effect on our common stock. As of August 13, 2012, we had (i) outstanding senior secured convertible promissory notes which are convertible into an aggregate of 4,000,000 shares of our common stock at a conversion price of $0.50 per share and (ii) outstanding senior secured convertible promissory notes which are convertible into an aggregate of 860,000 shares of our common stock at a conversion price of $1.00 per share. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

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

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board, where our shares of common stock will be quoted, generally have been very volatile and have experienced sharp share-price and trading-volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

●	variations in our operating results;
●	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
●	changes in operating and stock price performance of other companies in our industry;
●	additions or departures of key personnel; and
●	future sales of our common stock.

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

We have a total of 3,000,000,000 shares of common stock authorized for issuance.  As of August 13, 2012, we had 2,920,895,362 shares of common stock available for issuance.  We have reserved 4,860,000 shares for conversion of our outstanding notes and 2,860,000 shares for issuance upon the exercise of outstanding warrants.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock.  Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us.  Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes is lower than the book value per share of our common stock at the time of such exercise or conversion.

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

Our subsidiary, KYTX Pipeline LLC, subleases an office from a stockholder (Range), a warehouse building and a yard facility for $1,500 per month in Gray County, Kentucky.

We believe that our current office space and facilities are sufficient to meet our current needs.

A description of our oil and gas properties is included in “Item 1. Business” of this Annual Report and is incorporated into this Item 2. by reference.

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

Oil and Gas Reserve Information (Unaudited). The following reserve quantities and future net cash flow information for our proved reserves located in the United States have been estimated as of April 30, 2012.  The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

	Crude Oil (Bbls)	Natural Gas (Mcf)
PROVED DEVELOPED AND UNDEVELOPED RESERVES:

April 30, 2010	16,009	-

Revision of previous estimates
Purchase of reserves	19,558	12,355,996
Extensions, discoveries, and other additions	1,357	153,480
Sale of reserves
Production	(9,286)

April 30, 2011	27,638	12,509,476

Revision of previous estimates	18,151	(6,073,677)
Purchase of reserves
Extensions, discoveries, and other additions	4,814	10,547,460
Sale of reserves	(5,777)
Production	(1,807)	(124,216)

April 30, 2012	43,019	16,859,043

PROVED DEVELOPED RESERVES

April 30, 2010	8,804	-
April 30, 2011	10,651	1,608,975
April 30, 2012	26,167	2,578,660

Standardized Measure

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

	Years Ended April 30,
	2012	2011
Future cash inflows	$71,668,651	$63,764,737
Future production costs	(22,027,861)	(15,628,515)
Future development costs	(17,582,000)	(14,103,000)
Future income tax expense		-
Future net cash flows	32,058,790	34,033,222
10% annual discount for estimated timing of cash flows	(28,454,210)	(27,184,770)
Standardized measure of discounted future net cash flow related to proved reserves	$3,604,580	$6,848,452

A summary of the changes in the standardized measure of discounted future new cash flow applicable to proved oil and natural reserves is as follows:

Change in Standardized Measure

	Years Ended April 30,
	2012	2011
Balance, beginning of period	$6,848,452	$328,686
Sales of oil and gas, net	(539,961)	(123,672)
Net change in prices and production costs	(3,863,187)	(18,886)
Net change in future development costs	(841,000)
Extensions and discoveries	871,780	187,002
Revisions of previous quantity estimates	220,272	(28,678
Previously estimated development costs incurred	580,639	-
Net change in income taxes		-
Accretion of discount	448,161	-
Purchase of minerals in place		6,504,000
Sales of reserves	(120,576)	-
Balance, end of period	$3,604,580	$6,848,452

The standardized measure of discounted future net cash flows as of April 30, 2012 and 2011 was calculated using the following Average Fiscal-Year prices:

	2012	2011
Average crude oil price per barrel	$88.59	$76.180
Average gas price per MCF	$4.025	$4.929

The standardized measure of discounted future net cash flows is provided using the 12-month unweighted arithmetic average. The oil price used as of April 30, 2012 was $88.59 per Bbl of oil and $4.025 per Mcf of gas. Future production costs are based on year-end costs and include severance and ad valorem taxes of approximately 4.5%. Each property that is leased by the Company is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount.

The Company used discounted future net cash flows, which is calculated without deducting estimated future income tax expenses, and the present value thereof as one measure of the value of the Company's current proved reserves and to compare relative values among peer companies without regard to income taxes.  While future net revenue and present value are based on prices, costs and discount factors which are consistent from company to company, the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company.  As of April 30, 2012, the present value of discounted future net cash flows and the standardized measure of discounted future net cash flows are equal because the effects of estimated future income tax expenses are zero.

Production

During the year ended April 30, 2012, we produced approximately 1,807 bbls of oil on a net basis and 124,216 Mcf of gas on a net basis.  Based on the net production for the year ended April 30, 2012, our average sales price per barrel was $80.06 on a net basis and the average sales price per Mcf was $2.66 on a net basis.

For the year ended April 30, 2012, we had production from our interests the Valentine #1 well the KYTX properties in Kentucky and the Lozano and Brown County wells in Texas.

	Crude Oil (Bbls)	Natural Gas (Mcf)
Production by State:
Kentucky	129	111,206
West Virginia	969	12,454
Texas	709	160

Total Production	1,807	124,216

Drilling Activity.  During the period from inception (September 1, 2009) through April 30, 2012, we did not participate or conduct any drilling activity in Kentucky or West Virginia. We performed 11 recompletions in Kentucky and, 1 in Texas and participated in drilling 3 shallow old wells in Texas.

Delivery Commitments.  We are not obligated to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements in Kentucky, Texas or West Virginia.

Gross and Net Productive Wells.
	September 1, 2009 (Inception) through April 30, 2012
	Oil		Gas
	Gross	Net	Gross	Net
Kentucky			82	69.01
Texas	6	1.2
West Virginia	1	0.7
Total gross and net productive wells	7	1.9	82	69.01

Gross and Net Developed Acreage.
	September 1, 2009 (Inception) through April 30, 2012
	Oil		Gas
	Gross	Net	Gross	Net
Kentucky			1,640	1,380
Texas	500	100
West Virginia	115	77
Total gross and net developed acreage	615	177	1,640	1,380

Gross and Net Undeveloped Acreage.
	September 1, 2009 (Inception) through April 30, 2012
	Oil		Gas
	Gross	Net	Gross	Net
Kentucky			4,900	4,228
Texas	-	-
West Virginia	-	-
Total gross and net undeveloped acreage	-	-	4,900	4,228

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4. (Removed and Reserved).

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.  Our common shares are not listed on any stock exchange, but are quoted on the OTCQB under the symbol “ALME.”  The following table sets forth, for the time period indicated, the high and low closing sales price of our common stock as quoted on the OTCQB.

	High ($)	Low ($)
Fiscal Year 2012
First Quarter	$1.25	$0.80
Second Quarter	$0.87	$0.33
Third Quarter	$0.37	$0.10
Fourth Quarter	$0.13	$0.08

Fiscal Year 2011
First Quarter	$1.73	$0.96
Second Quarter	$1.27	$0.90
Third Quarter	$1.76	$1.00
Fourth Quarter	$1.73	$1.01

Holders.  The approximate number of stockholders of record at August 13, 2012 was 25.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy. We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

Securities Authorized For Issuance Under Equity Compensation Plans. As of April 30, 2012, we had no compensation plans under which our equity securities were authorized for issuance.

Recent sales of unregistered securities. The following sales of unregistered securities by us occurred during the years ended April 30, 2012, 2011 and 2010:

Eurasian Notes and Warrants. On November 18, 2009, we entered into the First Financing Agreement with Eurasian pursuant to which Eurasian agreed to lend up to $2,000,000 to us in multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $0.50 per share (“Notes”) and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share (“Warrants”) in the amount of each installment. The Warrants expire five years from the date of the investment.  The Notes are due on November 18, 2012, or upon default, whichever is earlier, and bear interest at the annual rate of 8%. The Notes have an optional conversion feature by which this lender can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share. This brief description of the Second Financing Agreement is only a summary of all material terms of the Second Financing Agreement, and is qualified in its entirety by reference to the full text of the agreement, filed as Exhibit 10.8 to our Current Report on Form 8-K filed on November 24, 2009.  Pursuant to the First Financing Agreement, we issued the following Notes and Warrants to Eurasian on the following dates:

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

On April 12, 2011, we entered into a second note and warrant purchase agreement with Eurasian (“Second Financing Agreement”), whereby Eurasian agreed to lend up to $2,400,000 to us multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $1.00 per share (“New Notes”) and five-year warrants to acquire shares of common stock at an exercise price of $1.25 per share (“New Warrants”) in the amount of each installment. The New Warrants expire five years from the date of the investment. The New Notes are due on April 12, 2014, or upon default, whichever is earlier, bears interest at the annual rate of 8%.  The New Notes have an optional conversion feature by which Eurasian can convert the principal and accrued interest into shares of our common stock at a conversion price of $1.00 per share. This brief description of the Second Financing Agreement is only a summary of all material terms of the Second Financing Agreement, and is qualified in its entirety by reference to the full text of the agreement, filed as Exhibit 10.10 to our Current Report on Form 8-K filed on April 13, 2011.  Pursuant to the Second Financing Agreement, we issued the following New Notes and New Warrants to Eurasian on the following dates:

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

Discount Debentures and Series Warrants. On August 1, 2011, we closed a securities purchase agreement, dated July 26, 2011 (the “Securities Purchase Agreement”) with certain institutional investors (the “Investors” or, individually, the “Investor”) and issued to the Investors an aggregate principal value of approximately $1,310,621 of original issue discount convertible debentures (the “Debentures” or, individually, the “Discount Debenture”) and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase an aggregate of 2,621,241 shares of our common stock (collectively, the “Series Warrants” and the shares issuable upon exercise of the Series Warrants, collectively, the “Series Warrant Shares”) at an exercise price of $1.25 for the Series A and C Warrants and $1.00 for the Series B Warrants.  The Series A Warrants grant each Purchaser the right to purchase up to a number of shares of common stock equal to 50% of the shares underlying the principal amount of the Discount Debenture issued to such Purchaser, are exercisable immediately upon issuance and have a term of exercise equal to five years.  The Series B Warrants grant each Purchaser the right to purchase up to a number of shares of common stock equal to 100% of the shares underlying the principal amount of the Discount Debenture issued to such Purchaser, are exercisable immediately upon issuance and have a term of exercise equal to twelve months.  The Series C Warrants grant each Purchaser the right to purchase up to a number of shares of common stock equal to 50% of the shares underlying the principal amount of the Discount Debenture issued to such Purchaser, vest and are exercisable ratably commencing on the exercise of the Series B Warrants held by each Purchaser (or its assigns) and have a term of exercise equal to five years.  We are obligated to register the shares of common stock underlying the Discount Debentures and the shares of common stock underlying the Series Warrants for resale.

In connection with the Securities Purchase Agreement, we also closed a Placement Agent Agreement on June 20, 2011 with our placement agent (the “Placement Agent Agreement”) and issued Series A Warrants to purchase 91,743 shares of our common stock at an exercise price of $1.25 per share to our placement agent for services provided to us in connection with the Securities Purchase Agreement.

The securities sold pursuant to the Securities Purchase Agreement and the Placement Agent Agreement were issued in transactions which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC.

The foregoing description of the Securities Purchase Agreement, the Discount Debentures, the Series Warrants and the Placement Agent Agreement is only a summary of the material terms of each document and is qualified in its entirety by reference to the full text of each document.  Copies of the Form of Securities Purchase Agreement, the Form of Discount Debenture, the Form of Series A Warrant, the Form of Series B Warrant, the Form of Series C Warrant, and the Placement Agent Agreement are attached as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, and 10.8, respectively, to our Current Report on Form 8-K filed on August 1, 2011 and are incorporated herein by reference.

On November 15, 2011, one of the Purchasers elected to convert a portion of its outstanding Discount Debenture into shares of our common stock.  The Purchaser elected to convert $5,000 of the outstanding principal due on its Discount Debenture into 10,000 shares of our common stock, or approximately $0.50 per share.  On November 21, 2011, the same Purchaser elected to convert $20,000 of the outstanding principal due on its Discount Debenture into 40,000 shares of our common stock, or approximately $0.50 per share.  On November 23, 2011, the same Purchaser elected to convert $75,000 of the outstanding principal due on its Discount Debenture into 150,000 shares of our common stock, or approximately $0.50 per share.  On November 30, 2011, the same Purchaser elected to convert $135,300 of the outstanding principal due on its Discount Debenture into 270,600 shares of our common stock, or approximately $0.50 per share.

On December 6, 2011 and January 6, 2012, we issued 64,471 shares and 78,192 shares, respectively, to pay the interest due January 1, 2012 on the outstanding principal of the Discount Debentures to the Purchasers.  These interest conversion shares were calculated by dividing the applicable interest amount due to each Investor by the interest conversion rate of $0.1062 per share (90% of the 20-day VWAP for the 20-day VWAP for the 20 trading days prior to January 1, 2012), pursuant to the Discount Debentures.

On April 2, 2012, we issued 91,885 shares to pay the interest due April 1, 2012 on the outstanding principal of the Discount Debentures to the Purchasers.  These interest conversion shares were calculated by dividing the applicable interest amount due to each Investor by the interest conversion rate of $0.1110 per share (90% of the 20-day VWAP for the 20-day VWAP for the 20 trading days prior to April 1, 2012), pursuant to the Discount Debentures.

Range Kentucky Holdings LLC.  On April 12, 2011, pursuant to the Range Agreement, we issued 8,500,000 shares of our common stock to Range Kentucky Holdings, LLC.  The shares of our common stock were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC.

On October 12, 2011, we satisfied the downside price protection provision of the Additional Shares Agreement dated April 12, 2011 with Range and issued Range an additional 1,389,353 shares of our common stock.  The shares of our common stock were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of the Securities Act.

Employees and Consultants.  On April 29, 2011, we issued 64,257 shares of our common stock to two independent contractors in exchange for services provided to us. The shares of our common stock were issued in transactions which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of the Securities Act.

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

On September 22, 2011, we issued 43,207 shares of our common stock to a consultant in exchange for consulting services provided to us.  The shares of our common stock were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of the Securities Act.

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

On February 2, 2012, we issued 25,000 shares of our common stock to one of our officers in exchange for services provided to us.  The shares of our common stock were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of the Securities Act.

On February 2, 2012, we issued 30,000 shares of our common stock to an employee and two independent contractors in exchange for services provided to us. The shares of our common stock were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of the Securities Act.

On February 2, 2012, we issued 109,034 shares of our common stock to a consultant in exchange for services provided to us. The shares of our common stock were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of the Securities Act.

On May 9, 2012, we issued 25,000 shares of our common stock to one of our officers in exchange for services provided to us. The shares of our common stock were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of the Securities Act.

On May 9, 2012, we issued 30,000 shares of our common stock to an employee and two independent contractors in exchange for services provided to us. The shares of our common stock were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of the Securities Act.

On May 9, 2012, we issued 161,792 shares of our common stock to a consultant in exchange for services provided to us. The shares of our common stock were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of the Securities Act.

Purchases of Equity Securities. None.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended April 30, 2012, from the sale of registered securities.

Penny Stock Regulation.  Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

●	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

●	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

●	a toll-free telephone number for inquiries on disciplinary actions;

●	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

●	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Item 7. Management’s Discussion and Analysis of Financial Condition Results of Operation.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2012.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period from inception (September 1, 2009) through April 30, 2012, together with notes thereto as included in this Annual Report on Form 10-K.

For the year ended April 30, 2012, as compared to the year ended April 30, 2011.

Results of Operations.

Revenues.  We had oil and gas revenues of $704,938 for the year ended April 30, 2012, as compared to oil and gas revenues of $251,337 for the year ended April 30, 2011. Those revenues were generated from our interest in the Lozano lease and Hubbard Lease in Texas, the Valentine lease in West Virginia and the KYTX leases in Kentucky. We expect the lease revenues from the Valentine and KYTX leases will continue with slow decline for the foreseeable future.  Our revenues have been negatively impacted by declining market prices of natural gas during the year ended April 30, 2012 and we expect that natural gas prices will remain low for the foreseeable future.

To implement our business plan during the next twelve months, we need to generate increased revenues from the KYTX properties and other interests.  Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues.  If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses.  For the year ended April 30, 2012, our total operating costs and expenses were $2,008,489, which was comprised of lease operating costs of $100,767, production costs of $194,512, depletion, depreciation and amortization costs of $313,236, wage related expenses of $426,736, professional fees of $360,378 and general and administrative expenses of $612,860. By comparison, our total operating costs and expenses were $901,256 for the year ended April 30, 2011 which was comprised of lease operating costs of $103,331, production costs of $24,334, depletion, depreciation and amortization costs of $26,622, wage related expenses of $207,572, professional fees of $234,451 and general and administrative expenses of $304,946.  The increases in total operating costs and expenses from 2011 to 2012 was directly related to increases in production costs, wage related expenses and general administrative expenses for the year ended April 30, 2012.

Operating Loss.  For the year ended April 30, 2012, our total loss from operations was $1,303,551, as compared to a total loss from operations of $649,919 for the year ended April 30, 2011. We will continue to incur significant general and administrative expenses, but also expect to generate increased revenues after further developing our oil and gas assets.

Other Income and Expense.  For the year ended April 30, 2012, our net other expense was $1,658,924, which was comprised of interest expense of $350,514, debt discount amortization of $1,308,765 and other income of $355.  The total other expenses is attributed to the interest expense and debt discount which resulted from the senior secured convertible promissory note financing.  In comparison, for the year ended April 30, 2011, our net other expense was $1,154,250, which was comprised of interest expense of $266,743 debt discount amortization of $903,711 and other income of $16,204.

Net Loss.  For the year ended April 30, 2012, our net loss was $2,962,475, as compared to a net loss of $1,804,169 for the year ended April 30, 2011.  The significant increase in our net loss between the comparable periods was directly related to the increase in operating expenses and net other expense for the year ended April 30, 2012. We hope to generate additional revenues from our projects to cover out operating costs, which will reduce our net loss in the future.  We cannot guaranty that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources.  We had cash of $80,903 and accounts receivable of $49,220 as of April 30, 2012, making our total current assets $130,123.  We also had $6,991,119 in net property and equipment, which consists of oil and gas properties of $5,305,263, property and equipment of $2,034,542, net of accumulated depreciation, depletion and amortization of $348,686, and goodwill of $1,394,215.  Therefore, our total assets as of April 30, 2012 were $8,515,457.

Our total liabilities were $3,140,010 as of April 30, 2012.  This was comprised of total current liabilities of $2,364,726, represented by accounts payable and accrued expenses of $4,024 and accrued interest of $604,472.  We had total long-term liabilities of $775,284, represented by senior secured convertible promissory notes, net of discount of $1,147,737.  We had total stockholders’ equity of $5,375,447.  We had no other liabilities and no long term commitments or contingencies as of April 30, 2012.

The following is a description of events affecting our financial condition, liquidity and capital resources for the year ended April 30, 2012.

Eurasian Notes and Warrants. On November 18, 2009, we entered into and closed a note and warrant purchase agreement (the “First Financing Agreement”) with Eurasian Capital Partners Limited (“Eurasian”), whereby Eurasian agreed to lend up to $2,000,000 to us in multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $0.50 per share (“Notes”) and five-year warrants to acquire shares of common stock at an exercise price of $1.00 per share (“Warrants”) in the amount of each installment. The Warrants expire five years from the date of the investment.  The Notes are due on November 18, 2012, or upon default, whichever is earlier, and bear interest at the annual rate of 8%. The Notes have an optional conversion feature by which this lender can convert the principal and accrued interest into shares of our common stock at a conversion price of $0.50 per share.

In connection with the First Financing Agreement, we issued the following Notes and Warrants to Eurasian on the following dates:

Date of Note	Amount of Note	Number of Warrants
November 18, 2009	$334,905	334,905
February 5, 2010	$80,000	80,000
March 4, 2010	$300,000	300,000
March 25, 2010	$100,000	100,000
April 15, 2010	$250,000	250,000
July 22, 2010	$175,000	175,000
August 12, 2010	$25,000	25,000
August 18, 2010	$150,000	150,000
September 7, 2010	$70,000	70,000
September 24, 2010	$40,000	40,000
December 2, 2010	$25,000	25,000
December 15, 2010	$75,000	75,000
February 8, 2011	$100,000	100,000
March 1, 2011	$160,000	160,000
April 12, 2011	$115,095	115,095
Total	$2,000,000	2,000,000

On April 12, 2011, we entered into and closed a second Note and Warrant Purchase Agreement with Eurasian (“Second Financing Agreement”), whereby Eurasian agreed to lend up to $2,400,000 to us multiple installments in exchange for senior secured convertible promissory notes with a conversion price of $1.00 per share (“New Notes”) and five-year warrants to acquire shares of common stock at an exercise price of $1.25 per share (“New Warrants”) in the amount of each installment. The New Warrants expire five years from the date of the investment. The New Notes are due on April 12, 2014, or upon default, whichever is earlier, bears interest at the annual rate of 8%.  The New Notes have an optional conversion feature by which Eurasian can convert the principal and accrued interest into shares of our common stock at a conversion price of $1.00 per share.

In connection with the Second Financing Agreement, we issued the following New Notes and New Warrants to Eurasian on the following dates:

Date of New Note	Amount of New Note	Number of New Warrants
April 12, 2011	$410,000	410,000
May 24, 2011	$50,000	50,000
June 21, 2011	$400,000	400,000
Total	$860,000	860,000

Discount Debentures and Series Warrants.  On August 1, 2011, we closed a securities purchase agreement, dated July 26, 2011 (the “Securities Purchase Agreement”) with certain institutional investors (the “Investors” or, individually, the “Investor”) and issued to the Investors an aggregate principal value of approximately $1,310,621 of original issue discount 5% convertible debentures (the “Discount Debentures” or, individually, the “Discount Debenture”) and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase an aggregate of 2,621,241 shares of our common stock (collectively, the “Series Warrants” and the shares issuable upon exercise of the Series Warrants, collectively, the “Series Warrant Shares”) at an exercise price of $1.25 for the Series A and C Warrants and $1.00 for the Series B Warrants. In addition, we also issued warrants to purchase 91,743 shares of our common stock at an exercise price of $1.25 per share to its placement agent in connection with the Securities Purchase Agreement.  We will need to make interest payments at the rate of 5% per annum on the Discount Debentures while they are outstanding.  These notes are due July 29, 2013.

On November 15, 2011, one of the Investors elected to convert a portion of its outstanding Discount Debenture into shares of our common stock.  The Investor elected to convert $5,000 of the outstanding principal due on its Discount Debenture into 10,000 shares of our common stock, or approximately $0.50 per share.  On November 21, 2011, the same Investor elected to convert $20,000 of the outstanding principal due on its Discount Debenture into 40,000 shares of our common stock, or approximately $0.50 per share.  On November 23, 2011, the same Investor elected to convert $75,000 of the outstanding principal due on its Discount Debenture into 150,000 shares of our common stock, or approximately $0.50 per share.  On November 30, 2011, the same Investor elected to convert $135,300 of the outstanding principal due on its Discount Debenture into 270,600 shares of our common stock, or approximately $0.50 per share.

On December 6, 2011 and January 6, 2012, we issued 64,471 shares and 78,192 shares, respectively, to pay the interest due January 1, 2012 on the outstanding principal of the Discount Debentures to the Investors.  These interest conversion shares were calculated by dividing the applicable interest amount due to each Investor by the interest conversion rate of $0.1062 per share (90% of the 20-day VWAP for the 20-day VWAP for the 20 trading days prior to January 1, 2012), pursuant to the Discount Debentures.

On April 2, 2012, we issued 91,885 interest conversion shares and $4,250.11 in cash to pay the interest due April 1, 2012 on the outstanding principal of the Discount Debentures to the Investors.  The interest conversion shares were calculated by dividing the applicable interest amount due to each Investor by the interest conversion rate of $0.1110 per share (90% of the 20-day VWAP for the 20-day VWAP for the 20 trading days prior to April 1, 2012), pursuant to the Discount Debentures.

Range Kentucky Holdings LLC.  On October 12, 2011, we satisfied the downside price protection provision of the Additional Shares Agreement dated April 12, 2011 with Range and issued Range an additional 1,389,353 shares of our common stock.

On December 9, 2011, we entered into an amendment to the Additional Shares Agreement dated April 12, 2011 with Range pursuant to which we agreed to extend the amount of time in which Range must provide notice of their election to adjust the per share price of the shares received pursuant to the Membership Interest Purchase Agreement dated April 12, 2011 from 30 days to 150 calendar days.

On April 12, 2012, we entered into an second amendment to the Additional Shares Agreement dated April 12, 2011 with Range pursuant to which we agreed to extend the amount of time in which Range must provide notice of their election to adjust the per share price of the shares received pursuant to the Membership Interest Purchase Agreement dated April 12, 2011 from 150 days to 240 calendar days.

Employees and Consultants.  On August 4, 2011, we issued 30,000 shares of our common stock to an employee and two independent contractors in exchange for services provided to us valued at $19,500, or $0.65 per share.

On August 12, 2011, we issued 25,000 shares of our common stock to one of our officers in exchange for services provided to us valued at $17,000, or $0.68 per share.

On September 22, 2011, we issued 30,000 shares of our common stock to an employee and two independent contractors in exchange for services provided to us valued at $15,300, or $0.51 per share.

On September 22, 2011, we issued 43,207 shares of our common stock to a consultant in exchange for consulting services provided to us valued at $22,036, or $0.51 per share.

On November 23, 2011, we issued 25,000 shares of our common stock to one of our officers in exchange for services provided to us valued at $4,000 or $0.16 per share.

On November 23, 2011, we issued 30,000 shares of our common stock to an employee and two independent contractors in exchange for services provided to us valued at $4,800 or $0.16 per share.

On November 23, 2011, we issued 41,545 shares of our common stock to a consultant in exchange for consulting services provided to us valued at $6,647 or $0.16 per share.

On February 2, 2012, we issued 25,000 shares of our common stock to one of our officers in exchange for services provided to us valued at $3,000 or $0.12 per share.

On February 2, 2012, we issued 30,000 shares of our common stock to an employee and two independent contractors in exchange for services provided to us valued at $3,600 or $0.12 per share.

On February 2, 2012, we issued 109,034 shares of our common stock to a consultant in exchange for services provided to us valued at $13,084 or $0.12 per share.

On May 9, 2012, we issued 25,000 shares of our common stock to one of our officers in exchange for services provided to us valued at $1,750 or $0.07 per share.

On May 9, 2012, we issued 30,000 shares of our common stock to an employee and two independent contractors in exchange for services provided to us valued at $2,100 or $0.07 per share.

On May 9, 2012, we issued 161,792 shares of our common stock to a consultant in exchange for services provided to us valued at $11,325 or $0.07 per share.

Other Events.  On November 15, 2011, we submitted a bid to purchase from a bankruptcy trustee substantially all the assets of an unrelated, third party oil and gas entity.  Per the requirements of the bid process, we placed a deposit with the trustee.  The bid process was withdrawn by the trustee and all deposits have been returned.

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

On November 4, 2011, we sold all of our working interest in the Lozano Lease, which totals approximately 110 gross acres located in Frio County, Texas, and all wellbores (“Wells”) and personal property related thereto to the operator of the Lozano Lease in exchange for $160,000 paid in cash.  We retained all sales proceeds attributable to the sales of oil and gas produced from the Wells prior to October 1, 2011, and we have no right to any sales of oil and gas produced from the Wells after October 1, 2011.

On December 2, 2011, we purchased a 20% working interest in three wells, including the surface and downhole equipment associated with the wells, in Brown County, Texas in exchange for $58,400.

As of April 30, 2012, we had cash of $80,903.  As discussed above, we received $1,114,000 in proceeds from sales of debentures and warrants in July 2011.  We estimate that our cash on hand will not be sufficient for us to continue our current operations for the next twelve months. We will need additional cash to expand our operations, including the development of the KYTX Interests. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. In addition to generating revenues from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably.

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

Recent Events. On July 10, 2012, we entered into a third amendment to the Additional Shares Agreement dated April 12, 2011 with Range pursuant to which we agreed to extend the amount of time in which Range must provide notice of their election to adjust the per share price of the shares received pursuant to the Membership Interest Purchase Agreement dated April 12, 2011 from 240 calendar days to 330 calendar days.

On July 10, 2012, we participated in an oilfield equipment auction held by Kruse Energy and Equipment.  On August 6, 2012, we received $226,796, net of all expenses, for the equipment that was auctioned.

On August 1, 2012, we issued 16,724,329 shares to the Investors in exchange for all of the outstanding Discount Debentures and Series Warrants held by the Investors. The number of shares issued in exchange for the Discount Debentures was calculated by dividing the applicable principal and interest due on the Discount Debentures by the conversion rate of $0.07 per share. The number of shares issued in exchange for the Series Warrants was equal to the number of shares underlying the Series A Warrants.  Following such consummation, the Discount Debentures and the Series Warrants are no longer outstanding, and we extinguished $1,076,612.52 in principal and accrued and unpaid interest due under the Discount Debentures and 1,344,150 shares of common stock underlying the Series Warrants.

On August 1, 2012, we issued an aggregate of 523,483 shares of the Investors holding only Series A Warrants in exchange for the Series A Warrants held by those Investors. The number of shares issued in exchange for the Series A Warrants was equal to the number of shares underlying the Series A Warrants.  Following such consummation, the Series A Warrants are no longer outstanding, and we extinguished 523,483 shares of common stock underlying the Series A Warrants.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Alamo Energy Corp.

We have audited the accompanying  consolidated balance sheets of Alamo Energy Corp. (an exploration stage company) as of April 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception (September 1, 2009) through April 30, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alamo Energy Corp. (an exploration stage company) as of April 30, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and for the period from inception (September 1, 2009) through April 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Q Accountancy Corporation

Irvine, California
August 10, 2012

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2012 AND 2011

ASSETS

	2012	2011
Current assets:
Cash and cash equivalents	$80,903	$45,098
Accounts receivable	49,220	107,218
Prepaid expenses	-	2,585
Total current assets	130,123	154,901

Oil and gas properties
Proved	1,983,105	1,435,726
Unproved	3,322,158	3,288,898
Property, plant and equipment
Well machinery and equipment	1,755,472	1,736,385
Furniture, fixtures and other	279,070	274,149
Less: accumulated depletion, depreciation and amortization	(348,686)	(35,449)
Net oil and gas properties, plant and equipment	6,991,119	6,699,709

Goodwill	1,394,215	1,394,215

Total assets	$8,515,457	$8,248,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,024	$109,115
Accrued liabilities	604,472	324,060
Senior convertible promissory notes, net of discount of $243,770	1,756,230	-
Total current liabilities	2,364,726	433,175

Senior convertible promissory notes, net of discount of $1,147,737 and $1,300,340, respectively	775,284	1,159,660

Stockholders’ Equity:
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 59,484,145 and 57,232,777 shares issued and outstanding, respectively	59,484	57,233
Additional paid in capital	10,584,870	8,905,189
Deficit accumulated during exploration stage	(5,268,907)	(2,306,432)
Total stockholders’ equity	5,375,447	6,655,990
Total liabilities and stockholders’’ equity	$8,515,457	$8,248,825

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30, 2012	Year Ended April 30, 2011	Inception (September 1, 2009) through April 30, 2012

Oil and gas revenues	$704,938	$251,337	$1,021,706

Operating costs and expenses:
Lease operating costs	100,767	103,331	209,957
Production costs	194,512	24,334	236,564
Depletion, depreciation and amortization	313,236	26,622	348,685
Salaries, wages and related expense	426,736	207,572	708,076
Legal and professional	360,378	234,451	828,692
Other general and administrative	612,860	304,946	1,034,717

Total operating costs and expenses	2,008,489	901,256	3,366,691

Loss from operations	(1,303,551)	(649,919)	(2,344,985)

Other income (expense):
Interest expense	(350,514)	(266,743)	(636,026)
Interest expense – debt discount amortization	(1,308,765)	(903,711)	(2,304,455)
Other income	355	16,204	16,561

Total other income (expense)	(1,658,924)	(1,154,250)	(2,923,920)

Net loss before income taxes	(2,962,475)	(1,804,169)	(5,268,905)

Provision for income taxes	-	-	-

Net loss	$(2,962,475)	$(1,804,169)	$(5,268,905)

Net loss per share – basic and diluted	$(0)	$(0)

Weighted average shares outstanding – basic and diluted	58,402,967	51,020,552

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 1, 2009) THROUGH APRIL 30, 2012

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

* retroactively stated for 30-for-1 forward stock split.

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 1, 2009) THROUGH APRIL 30, 2012

	Shares *	Amount	Additional Paid-In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ Equity

Net loss				(1,804,169)	(1,804,169)

Balance, April 30, 2011	57,232,777	$57,233	$8,905,189	$(2,306,432)	$6,655,990

Additional shares issued for acquisition	1,534,561	1,535	$(1,535)	-	-

Shares issued for services	222,207	222	167,613	-	167,835

Discount on convertible notes payable	-	-	1,483,685	-	1,483,685

Shares issued for conversion of notes payable	494,600	494	29,918	-	30,412

Net loss	-	-	-	(2,962,475)	(2,962,475)

Balance, April 30, 2012	59,484,145	$59,484	$10,584,870	$(5,268,907)	$5,375,447

* retroactively stated for 30-for-1 forward stock split.

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30, 2012	Year Ended April 30, 2011	Inception (September 1, 2009) through April 30, 2012
Cash flows from operating activities:
Net loss	$(2,962,475)	$(1,804,169)	$(5,268,907)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Warrants issued to placement agent	62,188	-	62,188
Depletion, depreciation and amortization	313,236	26,622	348,685
Rent contributed by officer	-	4,200	7,000
Common stock issued for services	167,835	64,256	232,091
Accretion of debt discount	1,308,765	903,711	2,304,455
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	57,998	(89,184)	(49,220)
(Increase) decrease in prepaid expenses	2,585	5,499	-
Increase (decrease) in accounts payable	(104,092)	50,489	4,024
Increase in accrued liabilities	280,412	305,337	604,472

Net cash used in operating activities	(873,548)	(533,239)	(1,755,212)

Cash flows from investing activities:
Purchase of oil and gas properties	(580,639)	(1,096,920)	(2,108,581)
Purchase of property and equipment	(24,008)	(5,296)	(29,304)

Net cash used in investing activities	(604,647)	(1,102,216)	(2,239,019)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes	1,514,000	1,395,095	3,974,000

Net cash provided by financing activities	1,514,000	1,395,095	3,974,000

Net increase (decrease) in cash	35,805	(240,360)	80,903

Cash and cash equivalents, beginning of period	45,098	285,458	-

Cash and cash equivalents, end of period	$80,903	$45,098	$80,903

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash transactions:
Common stock issued for oil and gas properties	$-	$6,375,000	$6,675,000
Shares issued for conversion of notes payable	$30,412	$-	$30,412

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

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

On April 12, 2011, the Company acquired 100% of the membership interest of three (3) affiliated entities, KYTX Oil and Gas, LLC, KYTX Pipeline, LLC, and KYTX Drilling, LLC from their sole member in exchange for cash and shares of the Company’s common stock.  As a result, the each of the entities became wholly owned subsidiaries to further exploit the oil and gas properties held by KYTX Oil and Gas, LLC and the related well equipment and gathering assets held by KYTX Pipeline, LLC and KYTX Drilling, LLC, respectively.

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

As of April 30, 2012, the Company owns a 100% working interest in certain oil and gas leases in Knox County, Kentucky, a 20% working interest in certain oil and gas leases in Brown County, Texas, a 50% working interest in certain leases in Ritchie County, West Virginia, and farm-in and participation rights agreements in onshore oil and gas properties in the UK.

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
APRIL 30, 2012 AND 2011

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
APRIL 30, 2012 AND 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
APRIL 30, 2012 AND 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

The Company reports and displays its components of comprehensive income or loss in its financial statements with the same prominence as other financial statement amounts.  For the years ended April 30, 2012 and 2011, the Company had no other component of comprehensive loss other than its net loss as reported within the statements of operations.

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

3.           CONCENTRATION OF CREDIT RISK AND ECONOMIC DEPENDENCY

The Company collects its receivables on its working interests in oil and gas properties from the well operators.  As such, the Company generally has relatively few customers.  These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary.  At April 30, 2012, the Company had two (2) customers that accounted for 100% of its outstanding receivables and correspondingly, its oil and gas sales.  Bad debt expense is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable.  There has been no bad debt expense for the years ended April 30, 2012 and 2011.

The Company receives certain well drilling and pipeline transportation services from its subsidiaries.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

4.           GOING CONCERN

The Company is in the exploration stage, has minimal revenues and has incurred losses from operations of ($5,268,907) since inception and has used $1,755,212 in cash for operating activities since inception.  Due to the Company’s sustained losses, additional debt and equity financing will be required by the Company to fund its activities and to support operations.  There is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

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
APRIL 30, 2012 AND 2011

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
APRIL 30, 2012 AND 2011

6.           OIL AND GAS PROPERTIES (Continued)

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

The following table presents information regarding the Company’s net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

	April 30, 2012	April 30, 2011
Property acquisition costs:
Proved	$1,983,105	$1,435,725
Unproved	2,993,305	3,121,601
Exploration costs	42,628	128,991
Development costs	286,025	38,307
Totals	5,305,263	$4,724,624

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

6.           OIL AND GAS PROPERTIES (Continued)

On October 28, 2011, the Company sold its 75% working interest in proved properties located in Frio County, Texas for $160,000.  Since this transaction did not result in a significant alteration to the Company’s cost pool, this amount reduced the Company’s proved property pool and accordingly, no gain or loss was recorded.

As of April 30, 2012 and 2011, the Company’s unproved properties consist of leasehold acquisition and exploration costs in the following geographical areas:

	2012	2011
Kentucky	$2,489,626	$2,655,629
West Virginia	332,625	332,625
Tennesee	97,500	97,500
Texas	74,154	35,847

Totals	$2,993,305	$3,121,601

The following table sets forth a summary of oil and gas property costs not being amortized as of April 30, 2012, by the year in which such costs were incurred:

	2012	2011	Prior

Acquisition costs	$2,661,280	$2,788,976	$303,968
Exploration costs	332,625	332,625	-

Total	$2,993,305	$3,121,601	$303,968

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

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011
7.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at April 30:

	2012	2011

Wells, machinery and equipment	$1,755,472	$1,736,385
Furniture, fixtures and office equipment	279,070	274,149
	2,034,542	2,010,534

Less: accumulated depreciation	(30,799)	(10,194)

	$2,003,743	$2,000,340

Depreciation expense was $20,605 and $10,194 for the years ended April 30, 2012 and 2011, respectively.

8.	SENIOR CONVERTIBLE PROMISSORY NOTES

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

As of April 30, 2012, the Company had issued all $2,000,000 in senior convertible promissory notes along with 2,000,000 in warrants pursuant to the First Financing Agreement.

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

As of April 30, 2012, the Company had issued $860,000 in senior convertible promissory notes along with 860,000 in warrants pursuant the Second Financing Agreement.

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
APRIL 30, 2012 AND 2011

8.   SENIOR CONVERTIBLE PROMISSORY NOTES (Continued)

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
APRIL 30, 2012 AND 2011

8.           SENIOR CONVERTIBLE PROMISSORY NOTES (Continued)

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

During the year ended April 30, 2012, certain Purchasers of the Company’s Debentures converted their outstanding balances of approximately $247,300 into 494,600 shares of the Company’s common stock.

9.           WARRANTS

A summary of warrant activity for the year ended April 30, 2012 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding May 1, 2011	2,460,000	1.05	3.2 years
Issued	3,021,241	$1.14	2.1 years
Exercised	-	-
Outstanding, April 30, 2012	5,481,241	$1.10	2.6 years
Exercisable, April 30, 2012	5,841,241	$1.10	2.6 years

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	5,676,021
Warrants	8,995,150
Reserved shares at April 30, 2012	14,671,171

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011
10.         STOCK OPTION PLAN

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
APRIL 30, 2012 AND 2011

10.         STOCK OPTION PLAN (Continued)

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

As of April 30, 2012, the Company has not granted any options pursuant to the Plan to purchase shares of its common stock.

11.          SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited)

The following reserve quantities and future net cash flow information for our proved reserves located in the United States have been estimated as of April 30, 2012.  The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

	Crude Oil (Bbls)	Natural Gas (Mcf)
PROVED DEVELOPED AND UNDEVELOPED RESERVES:

April 30, 2010	16,009	-

Revision of previous estimates
Purchase of reserves	19,558	12,355,996
Extensions, discoveries, and other additions	1,357	153,480
Sale of reserves
Production	(9,286)

April 30, 2011	27,638	12,509,476

Revision of previous estimates	18,151	(6,073,677)
Purchase of reserves
Extensions, discoveries, and other additions	4,814	10,547,460
Sale of reserves	(5,777)
Production	(1,807)	(124,216)

April 30, 2012	43,019	16,859,043

PROVED DEVELOPED RESERVES

April 30, 2010	8,804	-
April 30, 2011	10,651	1,608,975
April 30, 2012	26,167	2,578,660

None of the proved undeveloped oil reserves were converted during the year ended April 30, 2012 as the Company is reviewing the production performance and assessment of the remaining recoverable resources.  In addition, there were no proved undeveloped reserves over five (5) years.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

11.          SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited) (Continued)

Standardized Measure

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

	Years Ended April 30,
	2012	2011
Future cash inflows	$71,668,651	$63,764,737
Future production costs	(22,027,861)	(15,628,515)
Future development costs	(17,582,000)	(14,103,000)
Future income tax expense		-
Future net cash flows	32,058,790	34,033,222
10% annual discount for estimated timing of cash flows	(28,454,210)	(27,184,770)
Standardized measure of discounted future net cash flow related to proved reserves	$3,604,580	$6,848,452

A summary of the changes in the standardized measure of discounted future new cash flow applicable to proved oil and natural reserves is as follows:

Change in Standardized Measure

	Years Ended April 30,
	2012	2011
Balance, beginning of period	$6,848,452	$328,686
Sales of oil and gas, net	(539,961)	(123,672)
Net change in prices and production costs	(3,863,187)	(18,886)
Net change in future development costs	(841,000)
Extensions and discoveries	871,780	187,002
Revisions of previous quantity estimates	220,272	(28,678
Previously estimated development costs incurred	580,639	-
Net change in income taxes		-
Accretion of discount	448,161	-
Purchase of minerals in place		6,504,000
Sales of reserves	(120,576)	-
Balance, end of period	$3,604,580	$6,848,452

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012 AND 2011

11.          SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited) (Continued)

The standardized measure of discounted future net cash flows as of April 30, 2012 and 2011 was calculated using the following Average Fiscal-Year prices:

	2012	2011
Average crude oil price per barrel	$88.59	$76.180
Average gas price per MCF	$4.025	$4.929

The standardized measure of discounted future net cash flows is provided using the 12-month unweighted arithmetic average. The oil price used as of April 30, 2012 was $88.59 per Bbl of oil and $4.025 per Mcf of gas. Future production costs are based on year-end costs and include severance and ad valorem taxes of approximately 4.5%. Each property that is leased by the Company is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount.

The Company used discounted future net cash flows, which is calculated without deducting estimated future income tax expenses, and the present value thereof as one measure of the value of the Company's current proved reserves and to compare relative values among peer companies without regard to income taxes.  While future net revenue and present value are based on prices, costs and discount factors which are consistent from company to company, the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company.  As of April 30, 2012, the present value of discounted future net cash flows and the standardized measure of discounted future net cash flows are equal because the effects of estimated future income tax expenses are zero.

12.         SUBSEQUENT EVENTS

On July 10, 2012, the Company entered into a third amendment to the Additional Shares Agreement dated April 12, 2011 with Range pursuant to which the Company agreed to extend the amount of time in which Range must provide notice of their election to adjust the per share price of the shares received pursuant to the Membership Interest Purchase Agreement dated April 12, 2011 from 240 calendar days to 330 calendar days.

On July 10, 2012, the Company participated in an oilfield equipment auction held by Kruse Energy and Equipment.  On August 6, 2012, the Company received $226,796, net of all expenses, for the equipment that was auctioned.

On August 1, 2012, the Company issued 16,724,329 shares to the Investors in exchange for all of the outstanding Discount Debentures and Series Warrants held by the Investors. The number of shares issued in exchange for the Discount Debentures was calculated by dividing the applicable principal and interest due on the Discount Debentures by the conversion rate of $0.07 per share. The number of shares issued in exchange for the Series Warrants was equal to the number of shares underlying the Series A Warrants.  Following such consummation, the Discount Debentures and the Series Warrants are no longer outstanding, and the Company extinguished $1,076,612.52 in principal and accrued and unpaid interest due under the Discount Debentures and 1,344,150 shares of common stock underlying the Series Warrants.

On August 1, 2012, the Company issued an aggregate of 523,483 shares of the Investors holding only Series A Warrants in exchange for the Series A Warrants held by those Investors. The number of shares issued in exchange for the Series A Warrants was equal to the number of shares underlying the Series A Warrants.  Following such consummation, the Series A Warrants are no longer outstanding, and the Company extinguished 523,483 shares of common stock underlying the Series A Warrants.

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

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of April 30, 2012.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of April 30, 2012, our internal control over financial reporting is not effective based on those criteria, due to the following:

●
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

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended April 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Allan Millmaker	60	Chief Executive Officer, President, Director
Donald Sebastian	59	Chief Financial Officer
Philip Mann	25	Secretary, Director

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

Allan Millmaker. Mr. Millmaker, our Chief Executive Officer and President since April 13, 2012 (previously our Chief Executive Officer and President from November 19, 2009 to December 14, 2011) and one of our directors since November 19, 2009, has over thirty years of experience in the oil and gas industry. From 2005 to the present, Mr. Millmaker has worked as an independent project generator specializing in the development of quality oil and gas projects and oil service business ventures. From 2002 to 2005, Mr. Millmaker worked for Bluewater Offshore Production Systems (U.S.A.), Inc., one of Europe’s leading providers to the offshore oil industry, where he was responsible for operations in North and South America. Bluewater Offshore Production Systems, Inc. (“Bluewater”) specializes in the design, development, lease and operation of tanker-based production and storage systems, owns and operates a number of floating production storage and offloading systems, and provides single point mooring systems. Bluewater has working interest in oil and gas properties.  Mr. Millmaker was instrumental in acquiring oil and gas properties for Bluewater.

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

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors, officers and persons owning more than 10% of our common stock to file reports of ownership and changes of ownership with the SEC.  Based upon our review of the copies of such reports furnished to us, or representations from certain reporting persons that no other reports were required, we believe all applicable filing requirements were complied with during the fiscal year ended April 30, 2012.

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

The Board of Directors will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, at 10575 Katy Freeway, Suite 300, Houston, Texas 77024. Submissions that are received that meet the criteria described above will be forwarded to the Board of Directors for further review and consideration. The Board of Directors will not evaluate candidates proposed by stockholders any differently than other candidates.  There have been no material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors.

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

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ended April 30, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Allan Millmaker, President, CEO	2012	$110,000	$5,000	0	0	0	0	0	$115,000
	2011	$111,000	0	0	0	0	0	0	$111,000

Donald Sebastian, CFO	2012	$69,000	$3,000	$25,750	0	0	0	0	$97,750
	2011	0	0	0	0	0	0	0	0

Philip Mann, CFO, Secretary*	2012	$72,000	0	0	0	0	0	0	$72,000
	2011	$67,500	0	0	0	0	0	0	$67,500

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

Outstanding Equity Awards. As of April 30, 2012, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Allan Millmaker, President, CEO	0	0	0	0	0	0	0	0	0
Donald Sebastian, CFO	0	0	0	0	0	0	0	0	0
Philip Mann, Former CFO, Secretary*	0	0	0	0	0	0	0	0	0
  * On May 1, 2011, Philip Mann resigned his position as our Chief Financial Officer, and Don Sebastian was appointed as our Chief Financial Officer.

Stock Options/SAR Grants. On December 21, 2011, our Board of Directors approved the Alamo Energy Corp. 2011 Stock Option Plan (the “Plan”).  No grants of stock options were made pursuant to the Plan during the fiscal year ended April 30, 2012.

Long-Term Incentive Plans. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended April 30, 2012:

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Allan Millmaker	0	0	0	0	0	0	0
Philip Mann	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 13, 2012, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

The number of shares beneficially owned by each 5% holder, director or executive officer is determined by the rules of the SEC, and the information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power and also any shares that the person or entity can acquire within 60 days of August 13, 2012 through the exercise of any stock option or other right. For purposes of computing the percentage of outstanding shares of common stock held by each person or entity, any shares that the person or entity has the right to acquire within 60 days after August 13, 2012 are deemed to be outstanding with respect to such person or entity but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or entity. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. As of August 13, 2012, and after giving effect to the issuances described above, there were 79,104,638 shares of common stock issued and outstanding.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percentage of Class (1)
Common Stock	Alamo Oil Limited (2) 5 Spinnaker Close Hedon Hull, United Kingdom HU12 8RE101	10,500,000 Shares Beneficial Owner	13.27%
Common Stock	Anson Investments Master Fund LP (3) 5950 Berkshire Lane, Suite 510 Dallas, Texas 75225	7,857,339 Shares Beneficial Owner	9.93%
Common Stock	Capital Ventures International (4) c/o Heights Capital Management Inc. 101 California Street, Suite 3250 San Francisco, California 94111	5,342,990 Shares Beneficial Owner	6.75%
Common Stock	Philip Mann 10575 Katy Freeway, Suite 300 Houston, Texas 77024	2,244,950 Shares Secretary and Director	2.84%
Common Stock	Allan Millmaker 10575 Katy Freeway, Suite 300 Houston, Texas 77024	7,000,020 Shares Chief Executive Officer, President and Director	8.85%
Common Stock	Range Kentucky Holdings, LLC (5) 504 Fremont Thermopolis, WY 82443-2913	6,889,353 Shares Beneficial Owner	8.71%
Common Stock	Donald Sebastian 10575 Katy Freeway, Suite 300 Houston, Texas 77024	114,059 Shares (6) Chief Financial Officer	*
Common Stock	All Executive Officers and Directors as a Group	9,359,029 Shares	11.83%
* Denotes less than 1%.
(1)  Percentage of beneficial ownership of our common stock is based on 79,104,638 shares of common stock outstanding as of the date of the table.
(2)  Michael Stott holds voting and dispositive power over the shares held by Alamo Oil Limited.
(3)  Adam Spears is the portfolio manager of Anson Investments Master Fund LP and has voting and dispositive power over the shares beneficially owned by Anson Investments Master Fund LP.
(4)  Heights Capital Management, Inc. is the investment manager to Capital Ventures International and has voting and dispositive power over the shares beneficially owned by Capital Ventures International.  The number of Shares was calculated based on the Schedule 13G filed by Capital Ventures International on August 9, 2012.
(5)  Range Exploration Partners LLC is the sole manager of Range Kentucky Holdings LLC. Range Exploration Partners LLC is managed by Messrs. Frode Aschim, William Byrd and Petter Hagland. Each of Messrs. Aschim, Byrd and Hagland hold shared voting and dispositive power over the shares held by Range Exploration Partners LLC.  Each of Messrs. Aschim, Byrd and Hagland disclaims beneficial ownership of the shares held of record by Range Exploration Partners LLC to the extent of his respective pecuniary interest therein.
(6)   Includes 14,059 shares, which are held by Tahoe Energy, LLC, of which Donald Sebastian is the managing member.  Mr. Sebastian holds voting and dispositive power over the shares held by Tahoe Energy, LLC.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related party transactions.  Except as disclosed below, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

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

Our subsidiary, KYTX Pipeline LLC, subleases an office from a stockholder (Range), a warehouse building and a yard facility in Gray County, Kentucky with a value of $1,500 per month that is contributed by one of the Company’s employees.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended April 30, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $43,300 and $32,650, respectively.

Audit-Related Fees. For each of the fiscal years ended April 30, 2012 and 2011, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For each of the fiscal years ended April 30, 2012 and 2011, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $3,000 and $0, respectively.

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

2.1
Asset Purchase and Sale Agreement by and among Green Irons Holdings Corp. and Alamo Oil Limited, dated November 18, 2009, Incorporated by reference to our Current Report on Form 8-K filed on November 24, 2009

2.2	Agreement and Plan of Merger between Green Irons Holdings Corp. and Alamo Energy Corp., dated November 18, 2009, Incorporated by reference to our Current Report on Form 8-K filed on November 24, 2009
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Green Irons’ Registration Statement on Form SB-2 filed on June 22, 2006
3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of Green Irons’ Registration Statement on Form SB-2 filed on June 22, 2006
3.3	Articles of Merger between Green Irons Holdings Corp. and Alamo Energy Corp., incorporated by reference to our Current Report on Form 8-K filed on November 24, 2009
4.1	Form of Registration Rights Agreement, incorporated by reference to our Current Report on Form 8-K filed on November 24, 2009
10.1	Employment Agreement with Allan Millmaker, dated as of November 19, 2009, incorporated by reference to our Current Report on Form 8-K filed on November 24, 2009
10.2	Employment Agreement with Philip Mann, dated as of November 19, 2009, incorporated by reference to our Current Report on Form 8-K filed on November 24, 2009
10.3	Stock Vesting Agreement with Allan Millmaker, dated as of November 19, 2009, incorporated by reference to our Current Report on Form 8-K filed on November 24, 2009
10.4	Stock Vesting Agreement with Philip Mann, dated as of November 19, 2009, incorporated by reference to our Current Report on Form 8-K filed on November 24, 2009
10.5	Lock-Up Agreement with Allan Millmaker, dated as of November 19, 2009, incorporated by reference to our Current Report on Form 8-K filed on November 24, 2009
10.6	Lock-Up Agreement with Philip Mann, dated as of November 19, 2009, incorporated by reference to our Current Report on Form 8-K filed on November 24, 2009
10.7
Stock Repurchase and Debt Forgiveness Agreement, by and between the Company and Sandy McDougall, dated as of November 18, 2009, incorporated by reference to our Current Report on Form 8-K filed on November 24, 2009

10.8	Form of Note and Warrant Purchase Agreement , incorporated by reference to our Current Report on Form 8-K filed on November 24, 2009
10.9	Form of Convertible Promissory Note, incorporated by reference to our Current Report on Form 8-K filed on November 24, 2009
10.10	Form of Warrant Agreement , incorporated by reference to our Current Report on Form 8-K filed on November 24, 2009
10.11	Form of Security Agreement, incorporated by reference to our Current Report on Form 8-K filed on November 24, 2009
10.12	Letter Agreement with Aimwell Energy Limited, dated as of January 11, 2010, incorporated by reference to our Current Report on Form 8-K filed on January 14, 2010
10.13	Form of Amended and Restated Security Agreement, incorporated by reference to our Current Report on Form 8-K filed on February 9, 2010
10.14	Operating Agreement with Boardman Energy Partners LLC., incorporated by reference to our Current Report on Form 8-K filed on March 10, 2010
10.15	Addendum to Operating Agreement with Boardman Energy Partners LLC., incorporated by reference to our Current Report on Form 8-K filed on March 10, 2010

10.16	Subscription and Customer Agreement with Third Coast Energy & Development LLC, incorporated by reference to our Current Report on Form 8-K filed on March 10, 2010
10.17	Participation Agreement with WEJCO Inc. incorporated by reference to our Current Report on Form 8-K filed on April 21, 2010
10.18	Participation Agreement with Allied Energy, Inc. incorporated by reference to our Current Report on Form 8-K filed on May 20, 2010
10.19	Participation Agreement with Allied Energy, Inc. incorporated by reference to our Current Report on Form 8-K filed on August 5, 2010
10.20	Subscription Agreement with Berry Resources, Inc. incorporated by reference to our Current Report on Form 8-K filed on September 9, 2010
10.21	Advisory Agreement with Richard Edmonson incorporated by reference to our Current Report on Form 8-K filed on October 18, 2010
10.22	Amendment Agreement with Allied Energy, Inc. incorporated by reference to our Current Report on Form 8-K filed on October 20, 2010
10.23	Advisory Agreement with Terry Davis incorporated by reference to our Current Report on Form 8-K filed on March 30, 2011
10.24	Membership Interest Purchase and Sale Agreement with Range Kentucky Holdings, LLC incorporated by reference to our Current Report on Form 8-K filed on April 13, 2011
10.25	Lock-Up Agreement, by and between the Registrant and Range Kentucky Holdings, LLC incorporated by reference to our Current Report on Form 8-K filed on April 13, 2011
10.26	Development Agreement, by and between the Registrant and Range Kentucky Holdings, LLC incorporated by reference to our Current Report on Form 8-K filed on April 13, 2011
10.27	Accounting Services Agreement, by and between the Registrant and Range Kentucky Holdings, LLC incorporated by reference to our Current Report on Form 8-K filed on April 13, 2011
10.28	Additional Shares Agreement, by and between the Registrant and Range Kentucky Holdings, LLC incorporated by reference to our Current Report on Form 8-K filed on April 13, 2011
10.29	Form of Note and Warrant Purchase Agreement, incorporated by reference to our Current Report on Form 8-K filed on April 13, 2011
10.30	Form of Registration Rights Agreement, incorporated by reference to our Current Report on Form 8-K filed on April 13, 2011
10.31	Form of Second Amended and Restated Security Agreement, incorporated by reference to our Current Report on Form 8-K filed on April 13, 2011
10.32	Form of Senior Secured Convertible Promissory Note, incorporated by reference to our Current Report on Form 8-K filed on April 13, 2011
10.33	Form of Warrants, incorporated by reference to our Current Report on Form 8-K filed on April 13, 2011
10.34	Advisory Agreement with Richard Henderson incorporated by reference to our Current Report on Form 8-K filed on April 21, 2011
10.35	Employment Agreement with Donald Sebastian incorporated by reference to our Current Report on Form 8-K filed on May 4, 2011
10.36	Form of Securities Purchase Agreement, incorporated by reference to our Current Report on Form 8-K filed on August 1, 2011
10.37	Form of Original Issue Discount Convertible Debenture, incorporated by reference to our Current Report on Form 8-K filed on August 1, 2011
10.38	Form of Series A Warrant, incorporated by reference to our Report on Form 8-K filed on August 1, 2011
10.39	Form of Series B Warrant, incorporated by reference to our Report on Form 8-K filed on August 1, 2011
10.40	Form of Series C Warrant, incorporated by reference to our Report on Form 8-K filed on August 1, 2011
10.41	Form of Registration Rights Agreement, incorporated by reference to our Current Report on Form 8-K filed on August 1, 2011
10.42	Placement Agent Agreement with Rodman & Renshaw, LLC, incorporated by reference to our Current Report on Form 8-K filed on August 1, 2011
10.43	Purchase Agreement with United American Petroleum Corp., incorporated by reference to our Current Report on Form 8-K filed on November 8, 2011
10.44	Form of Farmout Agreement with Northdown Energy Limited, incorporated by reference to our Current Report on Form 8-K filed on November 16, 2011
10.45
Form of Novation and Amendment of Participation Agreement with Northdown Energy Limited and Aimwell Energy Limited, incorporated by reference to our Current Report on Form 8-K filed on November 16, 2011

10.46	Form of Joint Operating Agreement with Northdown Energy Limited and Aimwell Energy Limited, incorporated by reference to our Current Report on Form 8-K filed on November 16, 2011
10.47	Amendment to Additional Shares Agreement with Range Kentucky Holdings LLC, incorporated by reference to our Quarterly Report on Form 10-Q filed on December 15, 2011
10.48	2011 Stock Option Plan, incorporated by reference to our Current Report on Form 8-K filed on December 21, 2011
10.49	Second Amendment to Additional Shares Agreement with Range Kentucky Holdings LLC, incorporated by reference to our Current Report on Form 8-K filed on April 13, 2012

14.1	Code of Ethics, incorporated by reference to our Annual Report on Form 10-KSB filed on August 14, 2007
21	List of Subsidiaries*
23.1	Consent of Technical Report Author *
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1
Certified Revised SEC Reserves Report and Economic Valuation for Alamo Energy Corp. regarding KYTX Properties located in Kentucky, the Valentine Property located in West Virginia, and Wells in Brown County, Texas*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase
*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alamo Energy Corp.
a Nevada corporation

August 14, 2012	By:	/s/ Allan Millmaker
Allan Millmaker
	Its:	Chief Executive Officer, President, and a director
(Principal Executive Officer)

August 14, 2012	By:	/s/ Donald Sebastian
Donald Sebastian
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Allan Millmaker	August 14, 2012
Allan Millmaker
Its:	CEO, President, and a director
(Principal Executive Officer)

By:	/s/ Philip Mann	August 14, 2012
Philip Mann
Its:	Secretary and Director