Form 10-Q
period 2012-07-31
Alamo Energy Corp.
filed 2012-09-12
CIK 1360334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012

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

(832) 436-1832
(Registrant’s telephone number, including area code)

________________________________________________
(Former name or former address, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of September 10, 2012, there were 79,104,638 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
JULY 31, 2012 AND APRIL 30, 2012

ASSETS

	July 31, 2012 (Unaudited)	April 30, 2012
Current assets:
Cash and cash equivalents	$-	$80,903
Accounts receivable	48,517	49,220
Other receivable	226,796	-
Total current assets	275,313	130,123

Oil and gas properties
Proved	1,983,105	1,983,105
Unproved	3,322,158	3,322,158
Property, plant and equipment
Well machinery and equipment	1,640,125	1,755,472
Furniture, fixtures and other	283,019	279,070
Less: accumulated depletion, depreciation and amortization	(427,925)	(348,686)
Net oil and gas properties, plant and equipment	6,800,482	6,991,119

Goodwill	1,394,215	1,394,215

Total assets	$8,470,010	$8,515,457
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,032	$4,024
Accrued liabilities	679,406	604,472
Senior convertible promissory notes, net of discount of $39,345 and $243,770, respectively	1,960,655	1,756,230
Total current liabilities	2,659,093	2,364,726

Senior convertible promissory notes, net of discount of $24,161 and $84,716, respectively	835,839	775,284

Stockholders’ Equity:
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 59,484,145 and 59,484,145 shares issued and outstanding, respectively	59,484	59,484
Additional paid in capital	10,584,870	10,584,870
Deficit accumulated during exploration stage	(5,669,276)	(5,268,907)
Total stockholders’ equity	4,975,078	5,375,447

Total liabilities and stockholders’ equity	$8,470,010	$8,515,457

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011	Inception (September 1, 2009) through July 31, 2012

Oil and gas revenues	$65,735	$204,177	$1,087,441

Operating costs and expenses:
Lease operating costs	22,690	10,851	232,647
Production costs	27,310	69,530	263,874
Depletion, depreciation and amortization	79,241	79,021	427,926
Salaries, wages and related expense	40,063	104,920	748,139
Legal and professional	64,641	65,026	893,333
Other general and administrative	38,588	74,612	1,073,305

Total operating costs and expenses	272,533	403,960	3,639,224

Loss from operations	(206,798)	(199,783)	(2,551,783)

Other income (expense):
Interest expense	(57,670)	(68,252)	(693,696)
Interest expense – debt discount amortization	(264,980)	(249,405)	(2,569,435)
Other income	4,276	-	20,834
Gain on sale of equipment	124,803	-	124,803

Total other income (expense)	(193,571)	(317,657)	(3,117,493)

Loss before income taxes	(400,369)	(517,440)	(5,669,276)

Provision for income taxes	-	-

Net loss	$(400,369)	$(517,440)	$(5,669,276)

Net loss per share – basic and diluted	$(0)	$(0)

Weighted average shares outstanding – basic and diluted	59,484,145	57,232,777

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 1, 2009) THROUGH JULY 31, 2012

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

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 1, 2009) THROUGH JULY 31, 2012

	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ Equity

Net loss	-	-	-	(1,804,169)	(1,804,169)

Balance, April 30, 2011	57,232,777	57,233	8,905,189	(2,306,432)	6,655,990

Additional shares issued for acquisition	1,534,561	1,535	(1,535)	-	-

Shares issued for services	222,207	222	167,613	-	167,835

Discount on convertible notes payable	-	-	1,483,685	-	1,483,685

Shares issued for conversion of notes payable	494,600	494	29,918	-	30,412

Net loss	-	-	-	(2,962,475)	(2,962,475)

Balance, April 30, 2012	59,484,145	59,484	10,584,870	(5,268,907)	5,375,447

Net loss	-	-	-	(400,369)	(400,369)

Balance July 31, 2012 (Unaudited)	59,484,145	$59,484	$10,584,870	$(5,669,276)	$4,975,078

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011	Inception (September 1, 2009) through July 31, 2012
Cash flows from operating activities:
Net loss	$(400,369)	$(517,440)	$(5,669,276)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale equipment	(124,803)		(124,803)
Warrants issued to placement agent	-	-	62,188
Depletion, depreciation and amortization	79,238	79,021	427,925
Rent contributed by officer	-	-	7,000
Common stock issued for services	-	-	232,090
Accretion of debt discount	264,980	249,405	2,569,435
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	703	10,323	(48,517)
Decrease in prepaid expenses	-	2,585	-
Increase in accounts payable	15,008	5,589	19,032
Increase in accrued liabilities	74,934	64,062	679,406

Net cash used in operating activities	(90,309)	(106,455)	(1,845,520)

Cash flows from investing activities:
Proceeds from sale of equpiment	13,355	(252,587)	(2,095,246)
Purchase of property and equipment	(3,949)	-	(33,234)

Net cash used in investing activities	9,406	(252,587)	(2,128,480)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes	-	400,000	3,974,000

Net cash provided by financing activities	-	400,000	3,974,000
Net increase (decrease) in cash	(80,903)	40,958	-

Cash and cash equivalents, beginning of period	80,903	45,098	-

Cash and cash equivalents, end of period	$-	$86,056	$-

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash transactions:
Common stock issued for oil and gas properties	$-	$-	$6,675,000
Sale of equipment	$226,796	$-	$226,796

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012
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

As of July 31, 2012, the Company owns a 100% working interest in certain oil and gas leases in Knox County, Kentucky, a 20% working interest in certain oil and gas leases in Brown County, Texas, a 50% working interest in certain leases in Ritchie County, West Virginia, and farm-in and participation rights agreements in onshore oil and gas properties in the UK.

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
JULY 31, 2012
(Unaudited)

1.           ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10, Article 8, of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2012.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended July 31, 2012, are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended April 30, 2012, included in the Company’s annual report on Form 10-K.

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

Wells and Equipment

Wells and equipment are stated at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment are retired orotherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  During the three months ended July 31, 2012 the company sold well equipment for $226,796 and realized a gain on the sale of $124,803.  Depreciation of property and equipment is computed using the units of production and straight line methods over the estimated useful lives of the assets.  Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the related lease term.

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
JULY 31, 2012
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain amounts in the 2011 financial statements have been reclassified for comparative purposes to conform to the current year presentation.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive.

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

3.           CONCENTRATION OF CREDIT RISK AND ECONOMIC DEPENDENCY

The Company collects its receivables on its working interests in oil and gas properties from the well operators.  As such, the Company generally has relatively few customers.  These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary.  At July 31, 2012, the Company had three (3) customers that accounted for 100% of its outstanding receivables and correspondingly, its oil and gas sales.  Bad debt expense is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable.  There has been no bad debt expense for the period ended July 31, 2012.

The Company receives certain well drilling and pipeline transportation services from its subsidiaries.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012
(Unaudited)

4.           GOING CONCERN

The Company is in the exploration stage, has minimal revenues and has incurred losses from operations of $5,669,276 since inception.  Due to the Company’s sustained losses, additional debt and equity financing will be required by the Company to fund its activities and to support operations.  There is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

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

5.           OIL AND GAS PROPERTIES

The following table presents information regarding the Company’s net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

	July 31, 2012	April 30, 2012
Property acquisition costs:
Proved	$1,983,105	$1,983,105
Unproved	2,993,305	2,993,305
Exploration costs	42,628	42,628
Development costs	286,225	286,225
Totals	$5,305,263	$5,305,263

As July 31, 2012 and April 30, 2012, the Company’s unproved properties consist of leasehold acquisition and exploration costs in the following geographical areas:

	July 31, 2012	April 30, 2012
Kentucky	$2,489,626	$2,489,626
West Virginia	332,625	332,625
Tennesee	97,500	97,500
Texas	74,154	74,154

Totals	$2,993,305	$2,993,305

ALAMO ENERGY CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012
(Unaudited)

5.           OIL AND GAS PROPERTIES (Continued)

The following table sets forth a summary of oil and gas property costs not being amortized as of July 31, 2012, by the year in which such costs were incurred:

Costs Incurred During Periods Ended
	Balance 7/31/12	4/30/12	4/30/11	Prior

Acquisition costs	$2,660,680	$168,336	$2,188,976	$303,368
Exploration costs	332,625	-	332,625	-

Total	$2,993,305	$168,336	$2,521,601	$303,368

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

As of July 31, 2012, the Company had issued all $2,000,000 in senior convertible promissory notes along with 2,000,000 in warrants pursuant to the First Financing Agreement.

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

As of July 31, 2012, the Company had issued $860,000 in senior convertible promissory notes along with 860,000 in warrants pursuant the Second Financing Agreement.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012
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
JULY 31, 2012
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

During the prior year, certain Purchasers of the Company’s Debentures converted their outstanding balances of approximately $247,300 into 494,600 shares of the Company’s common stock.

7.           WARRANTS

A summary of warrant activity for the period ended July 31, 2012 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding May 1, 2011	2,460,000	1.05	3.2 years
Issued	3,021,241	$1.14	2.1 years
Exercised	-	-
Outstanding, July 31, 2012	5,481,241	$1.10	2.6 years
Exercisable, July 31, 2012	5,841,241	$1.10	2.6 years

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012
(Unaudited)

7.           WARRANTS (Continued)

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	5,676,021
Warrants	8,995,150
Reserved shares at July 31, 2012	14,671,171

8.	STOCK OPTION PLAN

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
JULY 31, 2012
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

●	required or advisable in order for the Company, the Plan or the award to satisfy any law or regulation or to meet the requirements of any accounting standard, or
●	not reasonably likely to significantly diminish the benefits provided under such award, or that any such diminishment has been adequately compensated.
As of January 31, 2012, the Company has not granted any options pursuant to the Plan to purchase shares of its common stock.

9.	SUBSEQUENT EVENTS

On August 1, 2012, the Company issued 16,724,329 shares to the Investors in exchange for all of the outstanding Discount Debentures and Series Warrants held by the Investors.  The number of shares issued in exchange for the Discount Debentures was calculated by dividing the applicable principal and interest due on the Discount Debentures by the conversion rate of $0.07 per share.  The number of shares issued in exchange for the Series Warrants was equal to the number of shares underlying the Series A Warrants.  Following such consummation, the Discount Debentures and the Series Warrants are no longer outstanding, and the Company extinguished $1,076,613 in principal and accrued and unpaid interest due under the Discount Debentures and 1,344,150 shares of common stock underlying the Series Warrants.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements.

This Quarterly Report of Alamo Energy Corp. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Any of the factors described above, elsewhere in this report or in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2012, filed with the SEC on August 14, 2012, could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Critical Accounting Policy and Estimates.   Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended July 31, 2012.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2012, together with notes thereto, as previously filed with our Annual Report on Form 10-K, and our financial statements for the period ended July 31, 2012, together with notes thereto, which are included in this report.

For the three months ended July 31, 2012, as compared to the three months ended July 31, 2011.

Results of Operations.

Revenues. We had oil and gas revenues of $65,735 for the three months ended July 31, 2012, as compared to oil and gas revenues of $204,177 for the three months ended July 31, 2011.   Those revenues were generated from our oil and gas interests in Texas, West Virginia and Kentucky. We expect the revenues from those oil and gas interests will continue with slow decline for the foreseeable future.  Our revenues have been negatively impacted by declining market prices of natural gas during the period ended July 31, 2012 and we expect that natural gas prices will remain low for the foreseeable future.

To implement our business plan during the next twelve months, we need to generate increased revenues from the KYTX properties and other interests.  Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues.  If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Costs and Expenses.  For the three months ended July 31, 2012, our total operating costs and expenses were $272,533, which was comprised of lease operating costs of $22,690, production costs of $27,310, depreciation,  depletion and amortization costs of $79,241, wage related expenses of $40,063, professional fees of $64,641, and general and administrative expenses of $38,588.  By comparison, our total operating costs and expenses were $403,960 for the three months ended July 31, 2011, which was comprised of lease operating costs of $10,851, production costs of $69,530, depreciation, depletion and amortization costs of $79,021, wage related expenses of $104,920, professional fees of $65,026, and general and administrative expenses of $74,612.  The decrease in total operating costs and expenses from the same three-month period in the prior year was directly related to decreases in production costs, wage related expenses and general administrative expenses for the three months ended July 31, 2012.

Operating Loss.  For the three months ended July 31, 2012, our total loss from operations was $206,798, as compared to a total loss from operations of $199,783 for the three months ended July 31, 2011. We will continue to incur significant general and administrative expenses, but also expect to generate increased revenues after further developing our oil and gas assets.

Other Income and Expenses.  For the three months ended July 31, 2012, our net other expense was $193,571, which was comprised of interest expense of $57,670 , debt discount amortization of $264,980 and other income of $4,276 and a gain on sale of equipment of $124,803. The total other expense is attributed to the interest expense and debt discount amortization that resulted from the senior secured convertible promissory note financing. In comparison, for the three months ended July 31, 2011, our net other expense was $317,657, which was comprised of interest expense of $68,252 and debt discount amortization of $249,405.

Net Loss.    For the three months ended July 31, 2012, our net loss was $400,369, as compared to a net loss of $517,440 for the three months ended July 31, 2011.  The decrease in our net loss between the comparable periods was directly related to lower operating costs and expenses for the three months ended July 31, 2012. We hope to generate additional revenues from our projects to cover our operating costs, which will reduce our net loss in the future.  We cannot guarantee that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources.   We had no cash on hand, accounts receivable of $48,517 and other receivable of $226,796 as of July 31, 2012, making our total current assets $275,313.  We also had $6,800,482 in net property and equipment, which consists of oil and gas properties of $5,305,263, property and equipment of $1,923,144, net less accumulated depletion, depreciation and amortization of $427,925.  In addition, we had goodwill of $1,394,215.  Therefore, our total assets as of that date were $8,470,010.

On July 10, 2012, we participated in an oilfield equipment auction held by Kruse Energy and Equipment.  On August 6, 2012, we received $226,796, net of all expenses, for the equipment that was auctioned. During the three months ended July 31, 2012, we recorded again on the sale of $124,803.

On July 10, 2012, we entered into a third amendment to the Additional Shares Agreement dated April 12, 2011 with Range Kentucky Holdings LLC (“Range”) to extend the amount of time in which Range must provide notice of their election to adjust the per share price of the shares received pursuant to the Membership Interest Purchase Agreement dated April 12, 2011 from 240 calendar days to 330 calendar days.

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

Our total liabilities were $3,494,932 as of July 31, 2012.  This was comprised of total current liabilities of $2,659,093, represented by accounts payable of $19,032 , accrued liabilities of $679,406, and the current portion of senior convertible promissory notes of $1,960,655, net of discount of $39,345.  We had total long-term liabilities of $835,839, represented by senior secured convertible promissory notes of $835,839, net of discount of $24,161.  We had total stockholders’ equity of $4,975,078. We had no other liabilities and no long term commitments or contingencies as of July 31, 2012.

As of July 31, 2012, we had no cash on hand. As discussed above, on August 6, 2012, we received $226,796 from the oilfield equipment auction.  We estimate that our cash on hand will not be sufficient for us to continue our current operations for the next twelve months. We will need additional cash to expand our operations, including the development of the KYTX Interests. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. In addition to generating revenues from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably.

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

Recent Events. On August 1, 2012, we issued 16,724,329 shares to the Investors in exchange for all of the outstanding Discount Debentures and Series Warrants held by the Investors. The number of shares issued in exchange for the Discount Debentures was calculated by dividing the applicable principal and interest due on the Discount Debentures by the conversion rate of $0.07 per share. The number of shares issued in exchange for the Series Warrants was equal to the number of shares underlying the Series A Warrants.  Following such consummation, the Discount Debentures and the Series Warrants are no longer outstanding, and we extinguished $1,076,612.13 in principal and accrued and unpaid interest due under the Discount Debentures and 1,344,150 shares of common stock underlying the Series Warrants.

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

During the fiscal year ending 2012, we expect that the declining market prices of natural gas and the legal and accounting costs of being a public company will continue to impact our liquidity. We also expect to make future payments related to certain of our oil and gas projects as discussed above. Other than those items specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Principal Executive Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Principal Financial Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.ins	XBRL Instance Document (2)
101.sch	XBRL Taxonomy Schema Document (2)
101.cal	XBRL Taxonomy Calculation Linkbase Document (2)
101.def	XBRL Taxonomy Definition Linkbase Document (2)
101.lab	XBRL Taxonomy Label Linkbase Document (2)
101.pre	XBRL Taxonomy Presentation Linkbase Document (2)

(1)	Filed herewith.

(2)
Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alamo Energy Corp., a Nevada corporation
September 12, 2012	By:	/s/ Allan Millmaker
	Its:	Allan Millmaker Chief Executive Officer, President, and a director (Principal Executive)

September 12, 2012	By:	/s/ Donald Sebastian
	Its:	Donald Sebastian Chief Financial Officer (Principal Financial and Accounting Officer)