Form 10-Q/A
period 2012-07-31
Alamo Energy Corp.
filed 2012-10-03
CIK 1360334

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A of Alamo Energy Corp, Inc. (the “Registrant”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, as filed by the Registrant with the Securities and Exchange Commission on September 12, 2012, and is being filed solely to include the 101 XBRL Interactive Data File exhibits as required by Item 6 of Form 10-Q.  As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of our original Quarterly Report on Form 10-Q for the three months ended July 31, 2012.

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

(1)          Included in the Registrant’s Quarterly Report on Form 10-Q filed on September 12, 2012.
(2)          Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alamo Energy Corp., a Nevada corporation
October 3, 2012	By:	/s/ Allan Millmaker
	Its:	Allan Millmaker Chief Executive Officer, President, and a director (Principal Executive)

October 3, 2012	By:	/s/ Donald Sebastian
	Its:	Donald Sebastian Chief Financial Officer (Principal Financial and Accounting Officer)