Form 10-Q
period 2012-10-31
Alamo Energy Corp.
filed 2012-12-14
CIK 1360334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of December 14, 2012, there were 77,379,955 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2012 AND APRIL 30, 2012

ASSETS

	October 31, 2012 (Unaudited)	April 30, 2012
Current assets:
Cash and cash equivalents	$56,884	$80,903
Accounts receivable	37,353	49,220
Total current assets	94,237	130,123
Oil and gas properties
Proved	1,983,105	1,983,105
Unproved	3,348,674	3,322,158
Property, plant and equipment
Well machinery and equipment	1,672,979	1,755,472
Furniture, fixtures and other	251,019	279,070
Less: accumulated depletion, depreciation and amortization	(490,367)	(348,686)
Net oil and gas properties, plant and equipment	6,765,410	6,991,119

Goodwill	1,394,215	1,394,215

Total assets	$8,253,862	$8,515,457

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,112	$4,024
Accrued liabilities	703,603	604,472
Senior convertible promissory notes net of discount of $0 and 243,770, respectively	2,000,000	1,756,230
Total current liabilities	2,709,715	2,364,726

Senior convertible promissory notes, net of discount of $24,161 and $84,716, respectively	835,841	775,284

Stockholders’ Equity:
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 77,379,955 and 59,484,145 shares issued and outstanding, respectively	77,380	59,484
Additional paid in capital	10,638,480	10,584,870
Deficit accumulated during exploration stage	(6,007,554)	(5,268,907)
Total stockholders’ equity	4,708,306	5,375,447

Total liabilities and stockholders’ equity	$8,253,862	$8,515,457

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Six Months Ended October 31, 2012	Six Months Ended October 31, 2011	Inception (September 1, 2009) through October 31, 2012

Oil and gas revenues	$257,069	$203,902	$322,804	$408,079	$1,344,510

Operating costs and expenses:
Lease operating costs	28,950	40,529	51,640	51,380	261,597
Production costs	97,650	38,570	124,960	108,100	361,524
Depletion, depreciation and amortization	62,441	72,978	141,682	151,999	490,367
Salaries, wages and related expense	155,767	170,006	195,830	274,926	903,906
Legal and professional	54,307	360,073	118,948	425,099	947,640
Other general and administrative	89,365	146,845	127,953	221,457	1,162,670

Total operating costs and expenses	488,480	829,001	761,013	1,232,961	4,127,704

Loss from operations	(231,411)	(625,099)	(438,209)	(824,882)	(2,783,194)

Other income (expense):
Interest expense	(63,270)	(66,568)	(120,940)	(134,820)	(756,966)
Interest expense – debt discount amortization	(39,345)	(428,682)	(304,325)	(678,087)	(2,608,780)
Other income (expense)	(4,252)	-	24	-	16,583
Gain on sale of equipment	-	-	124,803	-	124,803

Total other income (expense)	(106,867)	(495,250)	(300,438)	(812,907)	(3,224,360)

Net loss before income taxes	(338,278)	(1,120,349)	(738,647)	(1,637,789)	(6,007,554)

Provision for income taxes	-	-	-

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Six Months Ended October 31, 2012	Six Months Ended October 31, 2011	Inception (September 1, 2009) through October 31, 2012

Net loss	$(338,278)	$(1,120,349)	$(738,647)	$(1,637,789)	$(6,007,554)

Net loss per share – basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.03)

Weighted average shares outstanding – basic and diluted	77,257,995	57,606,133	68,371,071	57,419,455

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 1, 2009) THROUGH OCTOBER 31, 2012

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

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 1, 2009) THROUGH OCTOBER 31, 2012

	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ Equity

Net loss	-	-	-	(1,804,169)	(1,804,169)

Balance, April 30, 2011	57,232,777	57,233	8,905,189	(2,306,432)	6,655,990

Additional shares issued for acquisition	1,534,561	1,535	(1,535)	-	-

Shares issued for services	222,207	222	167,613	-	167,835

Discount on convertible notes payable	-	-	1,483,685	-	1,483,685

Shares issued for conversion of notes payable	494,600	494	29,918	-	30,412

Net loss	-	-	-	(2,962,475)	(2,962,475)

Balance, April 30, 2012	59,484,145	59,484	10,584,870	(5,268,907)	5,375,447

Shares issued for conversion of notes payable	17,720,493	17,721	50,279	-	68,000

Shares issued for services, net of 1,900,000 shares cancelled	175,317	175	3,331	-	3,506

Net loss	-	-	-	(738,647)	(738,647)

Balance, October 31, 2012 (Unaudited)	77,379,955	$77,380	$10,638,480	$(6,007,554)	$4,708,306

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31, 2012	Six Months Ended October 31, 2011	Inception (September 1, 2009) through October 31, 2012
Cash flows from operating activities:
Net loss	$(738,647)	$(1,637,789)	$(6,007,554)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of equipment	(124,803)	-	(124,803)
Warrants issued to placement agent	-	62,188	62,188
Depletion, depreciation and amortization	141,682	153,094	490,367
Rent contributed by officer	-	-	7,000
Common stock issued for services	3,506	73,835	235,596
Accretion of debt discount	304,325	678,087	2,608,780
Changes in operating assets and liabilities:		-
(Increase) decrease in accounts receivable	11,867	15,756	(37,353)
(Increase) decrease in prepaid expenses	-	2,585	-
Increase (decrease) in accounts payable	(2,088)	(53,583)	6,112
Increase in accrued liabilities	171,305	82,690	771,603

Net cash used in operating activities	(232,853)	(623,137)	(1,988,064)

Cash flows from investing activities:
Purchase of oil and gas properties	(14,013)	(694,639)	(2,122,614)
Purchase of property and equipment	(3,949)	(15,121)	(33,234)
Proceeds from the sale of equipment	226,796	-	226,796

Net cash provided by( used in) investing activities	208,834	(709,760)	(1,929,052)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes	-	1,514,000	3,974,000

Net cash provided by financing activities	-	1,514,000	3,974,000

Net increase (decrease) in cash	(24,019)	181,103	56,884

Cash and cash equivalents, beginning of period	80,903	45,098	-

Cash and cash equivalents, end of period	$56,884	$226,201	$56,884

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash transactions:
Common stock issued for oil and gas properties	$-	$-	$6,675,000

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
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

On April 12, 2011, the Company acquired 100% of the membership interest of three (3) affiliated entities, KYTX Oil and Gas, LLC, KYTX Pipeline, LLC, and KYTX Drilling, LLC from their sole member. As a result, the each of the entities became wholly owned subsidiaries to further exploit the oil and gas properties held by KYTX Oil and Gas, LLC and to utilize the related well equipment and gathering assets held by KYTX Pipeline, LLC and KYTX Drilling, LLC, respectively.

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

As of October 31, 2012, the Company owns a 100% working interest in certain oil and gas leases in Knox County, Kentucky, a 20% working interest in certain oil and gas leases in Brown County, Texas, a 50% working interest in certain leases in Ritchie County, West Virginia, and farm-in and participation rights agreements in onshore oil and gas properties in the UK.

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
OCTOBER 31, 2012
(Unaudited)

1.           ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10, Article 8, of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2012.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended October 31, 2012, are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended April 30, 2012, included in the Company’s annual report on Form 10-K.

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
OCTOBER 31, 2012
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013. The Company’s adoption of ASU 2011-08 is not currently expected to have an effect on our consolidated financial statements.

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our condensed consolidated financial position, results of operations or cash flows.

3.           CONCENTRATION OF CREDIT RISK AND ECONOMIC DEPENDENCY

The Company collects its receivables on its working interests in oil and gas properties from the well operators.  As such, the Company generally has relatively few customers.  These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary.  At October 31, 2012, the Company had three (3) customers that accounted for 100% of its outstanding receivables and correspondingly, its oil and gas sales.  Bad debt expense is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable.  There has been no bad debt expense for the period ended October 31, 2012.

The Company receives certain well drilling and pipeline transportation services from its subsidiaries.

4.           GOING CONCERN

The Company is in the exploration stage, has minimal revenues and has incurred losses from operations of $6,007,554 since inception.  Due to the Company’s sustained losses, additional debt and equity financing will be required by the Company to fund its activities and to support operations.  There is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

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
OCTOBER 31, 2012
(Unaudited)

5.           OIL AND GAS PROPERTIES

The following table presents information regarding the Company’s net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

Property acquisition costs:	October 31, 2012	April 30, 2012
Proved	$1,983,105	$1,983,105
Unproved	2,993,305	2,993,305
Exploration costs	42,628	42,628
Development costs	312,741	286,225
Totals	$5,331,779	$5,305,263

On October 28, 2011, the Company sold its 75% working interest in proved properties located in Frio County, Texas for $160,000.  Since this transaction did not result in a significant alteration to the Company’s cost pool, this amount reduced the Company’s proved property pool and accordingly, no gain or loss was recorded.

As October 31, 2012 and April 30, 2011, the Company’s unproved properties consist of leasehold acquisition and exploration costs in the following geographical areas:

	October 31, 2012	April 30, 2012
Kentucky	$2,489,026	$2,489,026
West Virginia	332,625	332,625
Tennesee	97,500	97,500
Texas	74,154	74,154

Totals	$2,993,305	$2,993,305

The following table sets forth a summary of oil and gas property costs not being amortized as of October 31, 2012, by the year in which such costs were incurred:

Costs Incurred During Periods Ended
	Balance 10/31/12	4/30/12	4/30/11	Prior

Acquisition costs	$2,660,680	$168,336	$2,188,976	$303,368
Exploration costs	332,625	-	332,625	-

Total	$2,993,305	$168,336	$2,521,601	$303,368

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

5.           OIL AND GAS PROPERTIES (Continued)

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

As of October 31, 2012, the Company had issued all $2,000,000 in senior convertible promissory notes along with 2,000,000 in warrants pursuant to the First Financing Agreement.

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

As of October 31, 2012, the Company had issued $860,000 in senior convertible promissory notes along with 860,000 in warrants pursuant the Second Financing Agreement.

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

On August 1, 2012, the Company issued 16,724,329 shares to the Purchasers in exchange for all of the outstanding Discount Debentures and Series Warrants held by the Purchasers. The number of shares issued in exchange for the Discount Debentures was calculated by dividing the applicable principal and interest due on the Discount Debentures by the conversion rate of $0.07 per share.  The number of shares issued in exchange for the Series Warrants was equal to the number of shares underlying the Series A Warrants.  Following such consummation, the Discount Debentures and the Series Warrants are no longer outstanding, and the Company extinguished $1,076,613 in principal and accrued and unpaid interest due under the Discount Debentures and 1,344,150 shares of common stock underlying the Series Warrants.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

6.           SENIOR CONVERTIBLE PROMISSORY NOTES (Continued)

On August 1, 2012, the Company issued an aggregate of 523,483 shares of the Purchasers holding only Series A Warrants in exchange for the Series A Warrants held by those Purchasers.  The number of shares issued in exchange for the Series A Warrants was equal to the number of shares underlying the Series A Warrants.  Following such consummation, the Series A Warrants are no longer outstanding, and the Company extinguished 523,483 shares of common stock underlying the Series A Warrants.

During the prior year, certain Purchasers of the Company’s Debentures converted their outstanding balances of approximately $247,300 into 494,600 shares of the Company’s common stock.  On November 18, 2012, the $2,000,000 of notes issued pursuant to the First Financing Agreement became due and unless the Company can renegotiate these debt obligations, these notes will be in default.  Pursuant to the terms of the notes, the non-payment of principal and unpaid accrued interest constitutes an event of default and, as a result, the holder of the notes may accelerate payment of all amounts outstanding under the notes by giving written notice.  If the holder of the notes were to declare the notes due and payable, the Company presently does not have the ability to pay these notes.

7.           WARRANTS

A summary of warrant activity for the period ended October 31, 2012 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding May 1, 2011	2,460,000	$1.05	3.5 years
Issued	3,021,241	$1.14	2.4 years
Exercised	(1,677,091)	-
Outstanding, October 31, 2012	3,804,150	$1.10	2.9 years
Exercisable, October 31, 2012	3,804,150	$1.10	2.9 years

 The assumptions used in the Black-Scholes option pricing model for the Warrants and Conversion Features of the convertible notes were as follows:

Risk-free interest rate	0.25% to 0.41%
Expected volatility of common stock	100.0%
Dividend yield	0.00%
Expected life of warrants and conversion feature	5 years
Weighted average warrants and conversion feature	$0.65 - $1.34

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	5,676,021
Warrants	6,120,877
Reserved shares at October 31, 2012	11,796,898

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

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

9.           COMMON STOCK

On October 3, 2012, the Company issued 25,000 of common stock to an officer of the  Company for services performed per the employment agreement dated May 1, 2011.  The 25,000 common shares were valued at $500 or $0.02 per share, based upon the quoted market price of the Company’s stock on the date of issuance.

On October 3, 2012, the Company issued 15,000 shares of common stock to an employee of the Company per the employment agreement dated May 1, 2011.  The 15,000 shares were valued at $300 or $0.02 per share; based upon the quoted market price of the Company’s stock on the date of issuance.

On October 3, 2012, the Company issued 135,317 shares of common stock to consultants for service performed per the Independent Contractors’ Agreement dated May 1, 2011. The 135,317 common shares were valued at $2,706, or $0.02 per share based upon the quoted market price of the Company’s stock on the date issuance.

10.          SUBSEQUENT EVENTS

On November 18, 2012, the $2,000,000 of Senior Convertible Promissory notes issued pursuant to the Company’s First Financial Agreement became due and are in default.  The Company is currently negotiating to extend the terms as discussed in Note 6.

On December 7, 2012, the Company cancelled 1,900,000 shares of its common stock that it had previously issued for services.

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

Critical Accounting Policy and Estimates.   Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended October 31, 2012.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2012, together with notes thereto, as previously filed with our Annual Report on Form 10-K, and our financial statements for the period ended October 31, 2012, together with notes thereto, which are included in this report.

For the three months ended October 31, 2012, as compared to the three months ended October 31, 2011.

Results of Operations.

Revenues. We had oil and gas revenues of $257,069 for the three months ended October 31, 2012, as compared to oil and gas revenues of $203,902 for the three months ended October 31, 2011.   Those revenues were generated from our oil and gas interests in Texas, West Virginia and Kentucky. We expect the revenues from those oil and gas interests will continue with slow decline for the foreseeable future.  Our revenues have been negatively impacted by declining market prices of natural gas during the period ended October 31, 2012 and we expect that natural gas prices will remain low for the foreseeable future.

To implement our business plan during the next twelve months, we need to generate increased revenues from the KYTX properties and other interests.  Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues.  If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Costs and Expenses.  For the three months ended October 31, 2012, our total operating costs and expenses were $488,480 which was comprised of lease operating costs of $28,950, production costs of $97,650, depreciation,  depletion and amortization costs of $62,441, wage related expenses of $155,767, professional fees of $54,307, and general and administrative expenses of $89,365.  By comparison, our total operating costs and expenses were $829,001 for the three months ended October 31, 2011, which was comprised of lease operating costs of $40,529, production costs of $38,570, depreciation, depletion and amortization costs of $72,978, wage related expenses of $170,006, professional fees of $360,073, and general and administrative expenses of $146,845.  The decrease in total operating costs and expenses from the same three-month period in the prior year was directly related to decreases in lease operating costs, depletion and amortization costs, wage related expenses, professional fees and general and administrative expenses for the three months ended October 31, 2012.

Operating Loss.  For the three months ended October 31, 2012, our total loss from operations was $231,411, as compared to a total loss from operations of $625,099 for the three months ended October 31, 2011. We will continue to incur significant general and administrative expenses, but also expect to generate increased revenues after further developing our oil and gas assets.

Other Income and Expenses.  For the three months ended October 31, 2012, our net other expense was $106,867, which was comprised of interest expense of $63,270, debt discount amortization of $39,345 and other expense of $4,252. The total other expense is attributed to the interest expense and debt discount amortization that resulted from the senior secured convertible promissory note financing. In comparison, for the three months ended October 31, 2011, our net other expense was $495,250, which was comprised of interest expense of $66,568 and debt discount amortization of $428,682.

Net Loss.    For the three months ended October 31, 2012, our net loss was $338,278, as compared to a net loss of $1,120,349 for the three months ended October 31, 2011.  The decrease in our net loss between the comparable periods was directly related to lower operating costs and expenses for the three months ended October 31, 2012. We hope to generate additional revenues from our projects to cover our operating costs, which will reduce our net loss in the future.  We cannot guarantee that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

For the six months ended October 31, 2012, as compared to the six months ended October 31, 2011.

Results of Operations.

Revenues. We had oil and gas revenues of $322,804 for the six months ended October 31, 2012, as compared to oil and gas revenues of $408,079 for the six months ended October 31, 2011.   Those revenues were generated from our oil and gas interests in Texas, West Virginia and Kentucky. We expect the revenues from those oil and gas interests will continue with slow decline for the foreseeable future.  Our revenues have been negatively impacted by declining market prices of natural gas during the period ended October 31, 2012 and we expect that natural gas prices will remain low for the foreseeable future.

To implement our business plan during the next twelve months, we need to generate increased revenues from the KYTX properties and other interests.  Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues.  If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Costs and Expenses.  For the six months ended October 31, 2012, our total operating costs and expenses were $761,013 which was comprised of lease operating costs of $51,640, production costs of $124,960, depreciation,  depletion and amortization costs of $141,682, wage related expenses of $195,830, professional fees of $118,948, and general and administrative expenses of $127,953.  By comparison, our total operating costs and expenses were $1,232,961 for the six months ended October 31, 2011, which was comprised of lease operating costs of $51,380, production costs of $108,100, depreciation, depletion and amortization costs of $151,999, wage related expenses of $274,926, professional fees of $425,099, and general and administrative expenses of $221,457.  The decrease in total operating costs and expenses from the same six-month period in the prior year was directly related to decreases in depletion and amortization costs, wage related expenses, professional fees and general and administrative expenses for the six months ended October 31, 2012.

Operating Loss.  For the six months ended October 31, 2012, our total loss from operations was $438,209, as compared to a total loss from operations of $824,882 for the six months ended October 31, 2011. We will continue to incur significant general and administrative expenses, but also expect to generate increased revenues after further developing our oil and gas assets.

Other Income and Expenses.  For the six months ended October 31, 2012, our net other expense was $300,438, which was comprised of interest expense of $120,940, debt discount amortization of $304,325, other income of $24,  and gain on sale of equipment of $124,803.  The total other expense is attributed to the interest expense and debt discount amortization that resulted from the senior secured convertible promissory note financing.  In comparison, for the six months ended October 31, 2011, our net other expense was $812,907, which was comprised of interest expense of $134,820 and debt discount amortization of $678,087.

Net Loss.    For the six months ended October 31, 2012, our net loss was $738,647, as compared to a net loss of $1,637,789 for the six months ended October 31, 2011.  The decrease in our net loss between the comparable periods was directly related to lower operating costs and expenses for the six months ended October 31, 2012. We hope to generate additional revenues from our projects to cover our operating costs, which will reduce our net loss in the future.  We cannot guarantee that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources.   We had cash on hand of $56,884 and accounts receivable of $37,353 as of October 31, 2012, making our total current assets $94,237.  We also had $6,765,410 in net property, plant and equipment, which consists of oil and gas properties of $5,331,779, property, plant and equipment of $1,923,998, net less accumulated depletion, depreciation and amortization of $490,367.  In addition, we had goodwill of $1,394,215.  Therefore, our total assets as of October 31, 2012 were $8,253,862.

On August 1, 2012, we issued 16,724,329 shares to the Purchasers in exchange for all of the outstanding Discount Debentures and Series Warrants held by the Investors. The number of shares issued in exchange for the Discount Debentures was calculated by dividing the applicable principal and interest due on the Discount Debentures by the conversion rate of $0.07 per share. The number of shares issued in exchange for the Series Warrants was equal to the number of shares underlying the Series A Warrants.  Following such consummation, the Discount Debentures and the Series Warrants are no longer outstanding, and we extinguished $1,076,612.13 in principal and accrued and unpaid interest due under the Discount Debentures and 1,344,150 shares of common stock underlying the Series Warrants.

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

On October 3, 2012, we issued 25,000 shares of our common stock to one of our officers in exchange for services provided to us valued at $500 or $0.02 per share.

On October 3, 2012, we issued 30,000 shares of our common stock to an employee and two independent contractors in exchange for services provided to us valued at $600 or $0.02 per share.

On October 3, 2012, we issued 120,317 shares of our common stock to a consultant in exchange for services provided to us valued at $2,406 or $0.02 per share.

On October 22, 2012, we entered into a fourth amendment to the Additional Shares Agreement dated April 12, 2011 with Range Kentucky Holdings LLC (“Range”) to extend the amount of time in which Range must provide notice of their election to adjust the per share price of the shares received pursuant to the Membership Interest Purchase Agreement dated April 12, 2011 from 330 calendar days to 420 calendar days.

Our total liabilities were $3,545,556 as of October 31, 2012.  This was comprised of total current liabilities of $2,709,715, represented by accounts payable of $6,112, accrued liabilities of $703,603, and the current portion of senior convertible promissory notes of $2,000,000.  We had total long-term liabilities of $835,839, represented by senior secured convertible promissory notes of $835,839, net of discount of $24,161.  We had total stockholders’ equity of $4,708,306. We had no other liabilities and no long term commitments or contingencies as of October 31, 2012.

As of October 31, 2012, we had cash on hand of $56,884.  We estimate that our cash on hand will not be sufficient for us to continue our current operations for the next twelve months. We will need additional cash to expand our operations, including the development of the KYTX Interests. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. In addition to generating revenues from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably.

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

Further, $2,000,000 of our convertible notes became due on November 18, 2012 and unless we can renegotiate these debt obligations, these notes will be in default. Pursuant to the terms of the notes, the non-payment of principal and unpaid accrued interest by us constitutes an event of default and, as a result, the holder of the notes may accelerate payment of all amounts outstanding under the notes by giving written notice to us and thereby requiring that we immediately pay up to an aggregate of $2,000,000 in principal plus all unpaid accrued interest. If the holder of the notes were to declare the notes due and payable, we presently do not have the ability to pay these notes.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm, in its report on our financial statements for the year ended April 30, 2012, has raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 3, 2012, we issued 25,000 shares of our common stock to one of our officers in exchange for services provided to us valued at $500 or $0.02 per share.

On October 3, 2012, we issued 30,000 shares of our common stock to an employee and two independent contractors in exchange for services provided to us valued at $600 or $0.02 per share.

On October 3, 2012, we issued 120,317 shares of our common stock to a consultant in exchange for services provided to us valued at $2,406 or $0.02 per share.

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

Alamo Energy Corp., a Nevada corporation
December 14, 2012	By:	/s/ Allan Millmaker
	Its:	Allan Millmaker Chief Executive Officer, President, and a director (Principal Executive)

December 14, 2012	By:	/s/ Donald Sebastian
	Its:	Donald Sebastian Chief Financial Officer (Principal Financial and Accounting Officer)