Form 10-Q
period 2013-01-31
Alamo Energy Corp.
filed 2013-03-25
CIK 1360334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013

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

As of March 25, 2013, there were 77,911,622 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2013 AND APRIL 30, 2012

	January 31, 2013 (Unaudited)	April 30, 2012
Current assets:
Cash and cash equivalents	$141,835	$80,903
Accounts receivable	25,400	49,220
Total current assets	167,235	130,123
Oil and gas properties
Proved	1,983,105	1,983,105
Unproved	3,087,733	3,322,158
Property, plant and equipment
Well machinery and equipment	1,672,979	1,755,472
Furniture, fixtures and other	251,020	279,070
Less: accumulated depletion, depreciation and amortization
	(561,888)	(348,686)
Net oil and gas properties, plant and equipment	6,432,949	6,991,119

Goodwill	1,394,215	1,394,215

Total assets	$7,994,399	$8,515,457

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,112	$4,024
Accrued liabilities	701,070	604,472
Senior convertible promissory notes net of discount of $0 and 243,770, respectively	2,000,000	1,756,230
Total current liabilities	2,707,182	2,364,726

Senior convertible promissory notes, net of discount of $0 and $84,716, respectively	860,000	775,284

Stockholders’ Equity:
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 77,379,955 and 59,484,145 shares issued and outstanding, respectively	77,380	59,484
Common stock issuance obligation	5,317	-
Additional paid in capital	10,638,480	10,584,870
Deficit accumulated during exploration stage	(6,293,960)	(5,268,907)
Total stockholders’ equity	4,427,217	5,375,447

Total liabilities and stockholders’ equity	$7,994,399	$8,515,457

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012	Nine Months Ended January 31, 2013	Nine Months Ended January 31, 2012	Inception (September 1, 2009) through January 31, 2013

Oil and gas revenues	$152,385	$84,308	$475,189	$492,387	$1,496,895

Operating costs and expenses:
Lease operating costs	10,293	1,000	61,933	52,380	271,890
Production costs	15,778	17,268	140,738	125,368	377,302
Depletion, depreciation and amortization	71,521	74,221	213,202	226,220	561,888
Salaries, wages and related expense	150,185	203,500	346,015	478,491	1,054,091
Legal and professional	46,392	131,951	165,340	557,050	994,032
Other general and administrative	62,792	6,417	190,746	227,874	1,225,462

Total operating costs and expenses	356,961	434,357	1,117,974	1,667,383	4,484,665

Loss from operations	(204,576)	(350,049)	(642,785)	(1,174,996)	(2,987,770)

Other income (expense):
Interest expense	(57,670)	(68,851)	(178,610)	(203,671)	(814,636)
Interest expense – debt discount amortization	(24,160)	(369,104)	(328,485)	(1,047,126)	(2,632,940)
Other income (expense)	-	-	24	-	16,583
Gain on sale of equipment	-	-	124,803	-	124,803

Total other income (expense)	(81,830)	(437,955)	(382,268)	(1,250,797)	(3,306,190)

Net loss before income taxes	(286,406)	(788,004)	(1,025,053)	(2,425,793)	(6,293,960)

Provision for income taxes	-	-	-

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012	Nine Months Ended January 31, 2013	Nine Months Ended January 31, 2012	Inception (September 1, 2009) through January 31, 2013

Net loss	$(286,406)	$(788,004)	$(1,025,053)	$(2,425,793)	$(6,293,960)

Net loss per share – basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.03)

Weighted average shares outstanding – basic and diluted	77,379,955	57,606,133	71,371,030	57,419,455

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 1, 2009) THROUGH JANUARY 31, 2013

	Shares	Amount	Additional Paid-In Capital	Common Stock Obligation	Deficit Accumulated During Exploration Stage	Total Stockholders’ Equity

Balance, September 1, 2009	176,668,500	$176,669	$(176,669)	-	$-	$-

Shares issued for oil and gas properties	10,500,000	10,500	289,500	-	-	300,000

Cancellation of shares for cash and assumption of liabilities	(138,499,980)	(138,500)	58,635	-	-	(79,865)

Discount on convertible notes payable	-	-	900,935	-	-	900,935

Contribution of facilities rent	-	-	2,800	-	-	2,800

Net loss	-	-	-	-	(502,262)	(502,262)

Balance, April 30, 2010	48,668,250	48,669	1,075,201	-	(502,262)	621,608

Shares issued for acquisition	8,500,000	8,500	6,366,500	-	-	6,375,000

Shares issued for services	64,257	64	64,193	-	-	64,256

Discount on convertible notes payable	-	-	1,395,095	-	-	1,395,095

Contribution of facilities rent	-	-	4,200	-	-	4,200

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 1, 2009) THROUGH JANUARY 31, 2013

	Shares	Amount	Additional Paid-In Capital	Common Stock Obligation	Deficit Accumulated During Exploration Stage	Total Stockholders’ Equity

Net loss	-	$-	-	-	(1,804,169)	(1,804,169)

Balance, April 30, 2011	57,232,777	57,233	8,905,189	-	(2,306,432)	6,655,990

Additional shares issued for acquisition	1,534,561	1,535	(1,535)	-	-	-

Shares issued for services	222,207	222	167,613	-	-	167,835

Discount on convertible notes payable	-	-	1,483,685	-	-	1,483,685

Shares issued for conversion of notes payable	494,600	494	29,918	-	-	30,412

Net loss	-	-	-	-	(2,962,475)	(2,962,475)

Balance, April 30, 2012	59,484,145	59,484	10,584,870	-	(5,268,907)	5,375,447

Shares issued for conversion of notes payable	17,720,493	17,721	50,279	-	-	68,000

Shares issued and authorized for services	175,317	175	3,331	5,317	-	8,823

Net loss	-	-	-	-	(1,025,053)	(1,025,053)

Balance, January 31, 2013 (Unaudited)	77,379,955	$77,380	$10,638,480	5,317	$(6,293,960)	$4,427,217

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31, 2013	Nine Months Ended January 31, 2012	Inception (September 1, 2009) through January 31, 2013
Cash flows from operating activities:
Net loss	$(1,025,053)	$(2,425,793)	$(6,293,960)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of property	(124,803)	-	(124,803)
Warrants issued to placement agent	-	62,188	62,188
Depletion, depreciation and amortization	213,202	227,314	561,888
Rent contributed by officer	-	-	7,000
Common stock issued for services	8,823	167,835	240,913
Accretion of debt discount	328,485	1,047,191	2,632,940
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	23,820	55,250	(25,400)
(Increase) decrease in prepaid expenses	-	2,585	-
Increase (decrease) in accounts payable	2,088	(76,917)	6,112
Increase in accrued liabilities	164,599	193,453	769,072

Net cash used in operating activities	(408,839)	(746,894)	(2,164,050)

Cash flows from investing activities:
Purchase of oil and gas properties	(3,092)	(545,346)	(2,111,693)
Purchase of property and equipment	(3,949)	(13,618)	(33,234)
Proceeds from the sale of property	476,812	-	476,812

Net cash provided by( used in) investing activities	469,771	(558,964)	(1,668,115)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes	-	1,514,000	3,974,000

Net cash provided by financing activities	-	1,514,000	3,974,000
Net increase in cash	60,932	208,142	141,835

Cash and cash equivalents, beginning of period	80,903	45,098	-

Cash and cash equivalents, end of period	$141,835	$253,240	$141,835

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash transactions:
Common stock issued for oil and gas properties	$-	$-	$6,675,000
Conversion of notes for accrued interest	$68,000	$-	$-

See accompanying notes to financial statements.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
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

As of January 31, 2013, the Company owns a 100% working interest in certain oil and gas leases in Knox County, Kentucky, a 20% working interest in certain oil and gas leases in Brown County, Texas, and a 50% working interest in certain leases in Ritchie County, West Virginia.

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

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
(Unaudited)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10, Article 8, of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2012.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended January 31, 2013, are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended April 30, 2012, included in the Company’s annual report on Form 10-K.

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

Reclassifications

Certain amounts in the 2012 financial statements have been reclassified for comparative purposes to conform to the current year presentation.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
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

3.           CONCENTRATION OF CREDIT RISK AND ECONOMIC DEPENDENCY

The Company collects its receivables on its working interests in oil and gas properties from the well operators.  As such, the Company generally has relatively few customers.  These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary.  At January 31, 2013, the Company had three (3) customers that accounted for 100% of its outstanding receivables and correspondingly, its oil and gas sales.  Bad debt expense is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable.  There has been no bad debt expense for the period ended January 31, 2013.

The Company receives certain well drilling and pipeline transportation services from its subsidiaries.

4.           GOING CONCERN

The Company is in the exploration stage, has minimal revenues and has incurred losses from operations of $6,293,960 since inception.  Due to the Company’s sustained losses, additional debt and equity financing will be required by the Company to fund its activities and to support operations.  There is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

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
JANUARY 31, 2013
(Unaudited)

5.           OIL AND GAS PROPERTIES

The following table presents information regarding the Company’s net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

	January 31, 2013	April 30, 2012
Property acquisition costs:
Proved	$1,983,105	$1,983,105
Unproved	2,993,305	2,993,305
Exploration costs	42,628	42,628
Development costs	51,800	286,225
Totals	$5,070,838	$5,305,263

On October 28, 2011, the Company sold its 75% working interest in proved properties located in Frio County, Texas for $160,000.  Since this transaction did not result in a significant alteration to the Company’s cost pool, this amount reduced the Company’s proved property pool and accordingly, no gain or loss was recorded.

On December 21, 2012, the Company sold its interest in the farm-in and participation rights of an onshore block of property, PEDL 245, in the UK for $250,016.  The Company had incurred development costs of $21,311 prior to sale.  Since this transaction did not result in a significant alteration to the Company’s cost pool, this amount reduced the Company’s proved property pool and accordingly, no gain or loss was recorded.

As January 31, 2013 and April 30, 2012, the Company’s unproved properties consist of leasehold acquisition costs in the following geographical areas:

	January 31, 2013	April 30, 2012
Kentucky	$2,489,026	$2,489,026
West Virginia	332,625	332,625
Tennesee	97,500	97,500
Texas	74,154	74,154

Totals	$2,993,305	$2,993,305

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
(Unaudited)

5.           OIL AND GAS PROPERTIES (Continued)

The following table sets forth a summary of oil and gas property costs not being amortized as of January 31, 2013, by the year in which such costs were incurred:

Costs Incurred During Periods Ended
	Balance 1/31/13	4/30/12	4/30/11	Prior

Acquisition costs	$2,993,305	$168,336	$2,521,601	$303,968
Exploration costs	-	-	-	-

Total	$2,993,305	$168,336	$2,521,601	$303,968

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

As of January 31, 2013, the Company had issued all $2,000,000 in senior convertible promissory notes along with 2,000,000 in warrants pursuant to the First Financing Agreement.

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

As of January 31, 2013, the Company had issued $860,000 in senior convertible promissory notes along with 860,000 in warrants pursuant the Second Financing Agreement.

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
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

7.           WARRANTS

A summary of warrant activity for the period ended January 31, 2013 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding May 1, 2011	2,460,000	1.05	3.5 years
Issued	3,021,241	$1.14	2.4 years
Exercised	(1,677,091)	-
Outstanding, January 31, 2013	3,804,150	$1.10	2.9 years
Exercisable, January 31, 2013	3,804,150	$1.10	2.9 years

ALAMO ENERGY CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
(Unaudited)

7.           WARRANTS (Continued)

 The assumptions used in the Black-Scholes option pricing model for the Warrants and Conversion Features of the convertible notes were as follows:

Risk-free interest rate	0.25% to 0.41%
Expected volatility of common stock	100.0%
Dividend yield	0.00%
Expected life of warrants and conversion feature	5 years
Weighted average warrants and conversion feature	$0.65 - $1.34

The Company has reserved shares for future issuance upon conversion of convertible notes payable and warrants as follows:

Conversion of notes payable	5,676,021
Warrants	6,120,877
Reserved shares at January 31, 2013	11,796,898

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
JANUARY 31, 2013
(Unaudited)

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

On November 7, 2012, the Company cancelled 1,900,000 shares of its common stock that is had previously issued for services.

On January 10, 2013, the Company authorized for issuance 25,000 of common stock to an officer of the Company for services performed per the employment agreement dated May 1, 2011.  The 25,000 common shares were valued at $250 or $0.01 per share, based upon the quoted market price of the Company’s stock on the date of issuance.

On January 10, 2013, the Company authorized for issuance 15,000 shares of common stock to an employee of the Company per the employment agreement dated May 1, 2011.  The 15,000 shares were valued at $150 or $0.01 per share; based upon the quoted market price of the Company’s stock on the date of issuance.

On January 10, 2013, the Company issued 491,667 shares of common stock to consultants for service performed per the Independent Contractors’ Agreement dated May 1, 2011. The 491,667 common shares were valued at $4,917, or $0.01 per share based upon the quoted market price of the Company’s stock on the date issuance.

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

Critical Accounting Policy and Estimates.   Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended January 31, 2013.

Overview.  We are an oil and gas company led by an experienced management team and focused on exploration, production and development of oil and natural gas within North America. Our business plan is to acquire oil and gas properties for exploration, appraisal and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project with qualified interested parties.  Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside.

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

Recent Developments.  On February 8, 2013, we entered into a fifth amendment to the Additional Shares Agreement dated April 12, 2011 with Range Kentucky Holdings LLC (“Range”) to extend the amount of time in which Range must provide notice of their election to adjust the per share price of the shares received pursuant to the Membership Interest Purchase Agreement dated April 12, 2011 from 420 calendar days to 510 calendar days.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2012, together with notes thereto, as previously filed with our Annual Report on Form 10-K, and our financial statements for the period ended January 31, 2013, together with notes thereto, which are included in this report.

For the three months ended January 31, 2013, as compared to the three months ended January 31, 2012.

Results of Operations.

Revenues. We had oil and gas revenues of $152,385 for the three months ended January 31, 2013, as compared to oil and gas revenues of $84,308 for the three months ended January 31, 2012.   Those revenues were generated from our oil and gas interests in Texas, West Virginia and Kentucky. We expect the revenues from those oil and gas interests will continue with slow decline for the foreseeable future.  Our revenues have been negatively impacted by declining market prices of natural gas during the period ended January 31, 2013 and we expect that natural gas prices will remain low for the foreseeable future.

To implement our business plan during the next twelve months, we need to generate increased revenues from the KYTX properties and other interests.  Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues.  If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Costs and Expenses.  For the three months ended January 31, 2013, our total operating costs and expenses were $356,961 which was comprised of lease operating costs of $10,293, production costs of $15,778, depletion, depreciation and amortization costs of $71,521, wage related expenses of $150,185, professional fees of $46,392, and general and administrative expenses of $62,792.  By comparison, our total operating costs and expenses were $434,357 for the three months ended January 31, 2012, which was comprised of lease operating costs of $1,000, production costs of $17,268, depletion, depreciation and amortization costs of $74,221, wage related expenses of $203,500, professional fees of $131,951, and general and administrative expenses of $6,417.  The decrease in total operating costs and expenses from the same three-month period in the prior year was directly related to decreases in production, depletion, depreciation and amortization costs, wage related expenses, and professional fees for the three months ended January 31, 2013.

Operating Loss.  For the three months ended January 31, 2013, our total loss from operations was $204,576, as compared to a total loss from operations of $350,049 for the three months ended January 31, 2012. We will continue to incur significant general and administrative expenses, but also hope to generate increased revenues after further developing our oil and gas assets.

Other Income and Expenses.  For the three months ended January 31, 2013, our net other expense was $81,830, which was comprised of interest expense of $57,670 and debt discount amortization of $24,160.  The total other expense is attributed to the interest expense and debt discount amortization that resulted from the senior secured convertible promissory note financing.  In comparison, for the three months ended January 31, 2012, our net other expense was $437,955, which was comprised of interest expense of $68,851 and debt discount amortization of $369,104.

Net Loss.    For the three months ended January 31, 2013, our net loss was $286,406 as compared to a net loss of $788,004 for the three months ended January 31, 2012.  The decrease in our net loss between the comparable periods was directly related to lower operating costs and expenses and lower interest expenses for the three months ended January 31, 2013. We hope to generate additional revenues from our projects to cover our operating costs, which will reduce our net loss in the future.  We cannot guarantee that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

For the nine months ended January 31, 2013, as compared to the nine months ended January 31, 2012.

Results of Operations.

Revenues. We had oil and gas revenues of $475,189 for the nine months ended January 31, 2013, as compared to oil and gas revenues of $492,387 for the nine months ended January 31, 2012.   Those revenues were generated from our oil and gas interests in Texas, West Virginia and Kentucky. We expect the revenues from those oil and gas interests will continue with slow decline for the foreseeable future.  Our revenues have been negatively impacted by declining market prices of natural gas during the period ended January 31, 2013 and we expect that natural gas prices will remain low for the foreseeable future.

To implement our business plan during the next twelve months, we need to generate increased revenues from the KYTX properties and other interests.  Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues.  If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Costs and Expenses.  For the nine months ended January 31, 2013, our total operating costs and expenses were $1,117,974 which was comprised of lease operating costs of $61,933, production costs of $140,738, depletion, depreciation and amortization costs of $213,202, wage related expenses of $346,015, professional fees of $165,340 and general and administrative expenses of $190,745.  By comparison, our total operating costs and expenses were $1,667,383 for the nine months ended January 31, 2012, which was comprised of lease operating costs of $52,380, production costs of $125,368, depletion, depreciation and amortization costs of $226,220, wage related expenses of $478,491, professional fees of $557,050 and general and administrative expenses of $227,874.  The decrease in total operating costs and expenses from the same nine-month period in the prior year was directly related to decreases in depletion, depreciation and amortization costs, wage related expenses, professional fees and general and administrative expenses for the nine months ended January 31, 2013.

Operating Loss.  For the nine months ended January 31, 2013, our total loss from operations was $642,785 as compared to a total loss from operations of $1,174,996 for the nine months ended January 31, 2012. We will continue to incur significant general and administrative expenses, but also home to generate increased revenues after further developing our oil and gas assets.

Other Income and Expenses.  For the nine months ended January 31, 2013, our net other expense was $382,268, which was comprised of interest expense of $178,610, debt discount amortization of $328,485, other income of $24,  and gain on sale of equipment of $124,803.  The total other expense is attributed to the interest expense and debt discount amortization that resulted from the senior secured convertible promissory note financing.  In comparison, for the nine months ended January 31, 2012, our net other expense was $1,250,797, which was comprised of interest expense of $203,671 and debt discount amortization of $1,047,256.

Net Loss.    For the nine months ended January 31, 2013, our net loss was $1,025,053 as compared to a net loss of $2,425,793 for the nine months ended January 31, 2012.  The decrease in our net loss between the comparable periods was directly related to lower operating costs and expenses and lower interest expenses for the nine months ended January 31, 2013. We hope to generate additional revenues from our projects to cover our operating costs, which will reduce our net loss in the future.  We cannot guarantee that we will be able to generate additional revenues or, if that we do generate additional revenues, that such increased revenues will reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources.   We had cash on hand of $141,835 and accounts receivable of $25,400 as of January 31, 2013, making our total current assets $167,235.  We also had $6,432,949 in net property, plant and equipment, which consists of oil and gas properties of $5,070,838, property, plant and equipment of $1,923,999, net less accumulated depletion, depreciation and amortization of $561,888.  In addition, we had goodwill of $1,394,215.  Therefore, our total assets as of January 31, 2013 were $7,994,399.

Our total liabilities were $3,567,182 as of January 31, 2013.  This was comprised of total current liabilities of $2,707,182, represented by accounts payable of $6,112, accrued liabilities of $701,070, and the current portion of senior convertible promissory notes of $2,000,000.  We had total long-term liabilities of $860,000 represented by senior secured convertible promissory notes of $860,000.  We had total stockholders’ equity of $4,427,217. We had no other liabilities and no long term commitments or contingencies as of January 31, 2013.

On December 21, 2012, we closed a Sale and Purchase Agreement with Northdown Energy Limited (“Northdown”) (the “Sale Agreement”) pursuant to which we sold to Northdown all of our interests in and to and the operatorship of the United Kingdom Petroleum Exploration and Development Licence No. PEDL 245 (the “Licence”), comprised of four UK onshore blocks located on approximately 400 square kilometers in the south of England, in exchange for the total purchase price of approximately $250,000 (£156,250).

As of January 31, 2013, we had cash on hand of $141,835.  We estimate that our cash on hand will not be sufficient for us to continue our current operations for the next twelve months. We will need additional cash to expand our operations, including the development of the KYTX Interests. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. In addition to generating revenues from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably.

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

During the fiscal year ending 2013, we expect that the declining market prices of natural gas and the legal and accounting costs of being a public company will continue to impact our liquidity. We also expect to make future payments related to certain of our oil and gas projects as discussed above. Other than those items specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 10, 2013, we authorized the issuance of 25,000 shares of our common stock to one of our officers in exchange for services provided to us valued at $250 or $0.01 per share.

On January 10, 2013, we authorized the issuance of 30,000 shares of our common stock to an employee and two independent contractors in exchange for services provided to us valued at $300 or $0.01 per share.

On January 10, 2013, we authorized the issuance of 476,667 shares of our common stock to a consultant in exchange for consulting services provided to us valued at $4,766 or $0.01 per share.

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

Alamo Energy Corp., a Nevada corporation
March 25, 2013	By:	/s/ Allan Millmaker
	Its:	Allan Millmaker Chief Executive Officer, President, and a director (Principal Executive)

March 25, 2013	By:	/s/ Donald Sebastian
	Its:	Donald Sebastian Chief Financial Officer (Principal Financial and Accounting Officer)