Form 10-K
period 2016-04-30
Alamo Energy Corp.
filed 2017-07-24
CIK 1360334

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016 and 2015

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-52687

Alamo Energy Corp.

(Exact name of registrant as specified in its charter)

Nevada	98-0489669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Wilcrest, Suite 220, Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

(832) 436-1832

(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001 (Title of Class)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of October 31, 2016, the market value was approximately $467,204.

As of July 21, 2017, there were 137,413,058 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

TABLE OF CONTENTS

i

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

In the United States, we have focused on the Appalachian Basin and currently own working interests in properties in West Virginia where we are not the operator. We currently have proved reserves in West Virginia.

The following is a description of our oil and gas interests and operations in West Virginia:

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

Employees. As of April 30, 2017, we have three employees. We plan to outsource independent consultant engineers and geologists on a part time basis to conduct the work programs on our properties in order to carry out our plan of operations.

Facilities. Our executive offices are located at 3000 Wilcrest Dr, Suite 220, Houston, Texas 77042, where we occupy approximately 690 square feet of office space. We sublease our offices from Allan Millmaker, our officer and director, in exchange for $1,000 per month on a month to month basis.

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

As of April 30, 2016 and 2015, we had minimal revenue and a net loss of $282,782 and $5,545, respectively. We cannot guaranty that our future operations will result in net income. We may not ever be able to operate profitability on a quarterly or annual basis in the future. Our failure to increase our revenues will harm our business. If our revenues grow more slowly than we anticipate or our operating expenses exceed our expectations, our operating results will suffer.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their report dated July 21, 2017, our current independent registered public accounting firm stated that our financial statements for the year ended April 30, 2016 and 2015, were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our ability to obtain sufficient working capital to fund future operations. If we are unable to raise additional capital, our efforts to continue as a going concern may not prove successful.

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

To date, we have generated limited revenues from production of our oil lease interests. Our focus area of development is in a very mature basin offers much lower risk opportunities. In addition, we will not have earnings to support our activities should the wells drilled or properties acquired prove not to be commercially viable. We cannot guaranty that commercial quantities of oil and gas will be successfully produced as a result of our exploration and development efforts. Further there is no guarantee that we will generate sufficient revenues from current production.

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

Our revenues, profitability and future growth and the carrying value of our oil and gas properties are substantially dependent on prevailing prices of oil and natural gas. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control. These factors include economic conditions, in the United States and Canada, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, and political stability in the Middle East and elsewhere, the foreign supply of oil, the price of foreign imports and the availability of alternative fuel sources. Any substantial and extended decline in the price of oil and natural gas would have an adverse effect on our borrowing capacity, revenues, profitability and cash flows from operations.

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

Natural gas prices have declined during the past fiscal year 2016. The reduction in prices has been caused by many factors, including recent increases in gas production from non-conventional (shale) reserves, warmer than normal weather and high levels of natural gas in storage. If prices for natural gas remain depressed for long periods, we may be required to write down the value of our oil and gas properties and/or revise our development plans which may cause certain of our undeveloped well locations to no longer be deemed to be proved. In addition, sustained low prices for natural gas will reduce the amounts we would otherwise have available for our operational costs, expenses and to service our indebtedness.

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

We currently have proved reserves in West Virginia. There are numerous uncertainties inherent in estimating quantities of oil and natural gas reserves and cash flows to be derived therefrom, including many factors beyond our control. In general, estimates of economically recoverable oil and gas reserves and the future net cash flows therefrom are based upon a number of variable factors and assumptions, such as historical production from the properties, production rates, ultimate reserve recovery, timing and amount of capital expenditures, marketability our products, royalty rates, the assumed effects of regulation by governmental agencies and future operating costs, all of which may vary from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For those reasons, estimates of the economically recoverable reserves attributable to any particular group of properties, classification of such reserves based on risk of recovery and estimates of future net revenues expected therefrom prepared by different engineers, or by the same engineers at different times, may vary. Our actual production, revenues, taxes and development and operating expenditures with respect to our reserves will vary from estimates thereof and such variations could be material.

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

We have a total of 3,000,000,000 shares of common stock authorized for issuance. As of April 30, 2017, we had 2,862,586,942 shares of common stock available for issuance.   We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock.  Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us.  Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes is lower than the book value per share of our common stock at the time of such exercise or conversion.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Facilities. Our executive offices are located at 3000 Wilcrest, Suite 220, Houston, Texas 77042, where we occupy approximately 690 square feet of office space. We sublease our offices from Allan Millmaker, our officer and director, in exchange for $1,000 per month on a month to month basis.

We believe that our current office space and facilities are sufficient to meet our current needs.

A description of our oil and gas properties is included in “Item 1. Business” of this Annual Report and is incorporated into this Item 2. by reference.

Proved Reserves.

The following reserve schedule summarizes the Company's net ownership interests in estimated quantities of proved oil and gas reserves and changes in its proved reserves, all of which are located in the continental United States. All reserve estimates for crude oil and natural gas were internally prepared by the Company and estimated by Nova Resource, Inc. (“Nova”), independent petroleum engineers. In accordance with SEC guidelines, Nova's estimates of future net revenues from our properties, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period May 2015 through April 2016 and for the period May 2014 through April 2015, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, we anticipate that these oil and gas reserve estimates will change as future information becomes available.

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

Oil and Gas Reserve Information. The following reserve quantities and future net cash flow information for our proved reserves located in the United States have been estimated as of April 30, 2015 and 2016.  The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

	Crude Oil (Bbls)	Natural Gas (Mcf)
PROVED DEVELOPED AND UNDEVELOPED RESERVES:

April 30, 2015	2,955	92,243

Revision of previous estimates	470	(74,090)
Production	(127)	(1,151)

April 30, 2016	3,298	17,002

PROVED DEVELOPED RESERVES

April 30, 2015	2,955	92,243
April 30, 2016	3,298	17,022

Standardized Measure

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

	Years Ended April 30,
	2016	2015
Future cash inflows	$163,697	$455,568
Future production costs	(121,203)	(142,953)
Future net cash flows	42,494	312,615
10% annual discount for estimated timing of cash flows	(26,099)	(191,473)
Standardized measure of discounted future net cash flow related to proved reserves	$16,395	$121,142

A summary of the changes in the standardized measure of discounted future new cash flow applicable to proved oil and natural reserves is as follows:

Change in Standardized Measure

	Years Ended April 30,
	2016	2015
Balance, beginning of period	$121,142	$148,478
Sales of oil and gas, net	(7,346)	(27,336)
Net change in prices and production costs	8,649	–
Previously estimated development costs	(109,883)	–
Accretion of discount	3,833	–
Balance, end of period	$16,395	$121,142

The standardized measure of discounted future net cash flows as of April 30, 2016 and 2015 was calculated using the following Average Fiscal-Year prices:

	2016	2015
Average crude oil price per barrel	$43.14	$76.13
Average gas price per MCF	$1.26	$2.50

The standardized measure of discounted future net cash flows is provided using the 12-month unweighted arithmetic average. The oil price used as of April 30, 2016 was $43.14 per Bbl of oil and $1.26 per Mcf of natural gas. The oil and gas price used as of April 30, 2015 was $76.13 per Bbl of oil and $2.50 per MCF of natural gas. Future production costs are based on year-end costs and include severance and ad valorem taxes of approximately 4.5%. Each property that is leased by the Company is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount.

The Company used discounted future net cash flows, which is calculated without deducting estimated future income tax expenses, and the present value thereof as one measure of the value of the Company's current proved reserves and to compare relative values among peer companies without regard to income taxes. While future net revenue and present value are based on prices, costs and discount factors which are consistent from company to company, the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company. As of April 30, 2016 and April 30, 2015, the present value of discounted future net cash flows and the standardized measure of discounted future net cash flows are equal because the effects of estimated future income tax expenses are zero.

Production

During the year ended April 30, 2016, we produced approximately 223 bbls of oil on a net basis and 1,151 Mcf of gas on a net basis. Based on the net production for the year ended April 30, 2016, our average sales price per barrel was $49.01 on a net basis and the average sales price per Mcf was $1.26 on a net basis.

During the year ended April 30, 2015, we produced approximately 251 bbls of oil on a net basis and 7,830 Mcf of gas on a net basis. Based on the net production for the year ended April 30, 2015, our average sales price per barrel was $89.30 on a net basis and the average sales price per Mcf was $2.50 on a net basis.

For the year ended April 30, 2016, we had production from our interests the Valentine #1 well.

	Crude Oil (Bbls)	Natural Gas (Mcf)
Production by State:
West Virginia	223	1,151
Total Production	223	1,151

For the year ended April 30, 2015, we had production from our interests the Valentine #1 well.

	Crude Oil (Bbls)	Natural Gas (Mcf)
Production by State:
West Virginia	251	7,830
Total Production	251	7,830

Drilling Activity.  During the period May 1, 2014 through April 30, 2016, we did not participate or conduct any drilling activity in West Virginia.

Delivery Commitments.  We are not obligated to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements in West Virginia.

Gross and Net Productive Wells.

	As of April 30, 2016 and 2015
	Oil		Gas
	Gross	Net	Gross	Net
West Virginia	1	0.5	–	–
Total gross and net productive wells	1	0.5	–	–

Gross and Net Developed Acreage.

	As of April 30, 2016 and 2015
	Oil		Gas
	Gross	Net	Gross	Net
West Virginia	115	77	–	–
Total gross and net developed acreage	115	77	–	–

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

	High ($)	Low ($)
Fiscal Year 2015
First Quarter	$0.0055	$0.0027
Second Quarter	$0.0060	$0.0020
Third Quarter	$0.0055	$0.0036
Fourth Quarter	$0.0067	$0.0019

Fiscal Year 2016
First Quarter	$0.0072	$0.0040
Second Quarter	$0.0058	$0.0033
Third Quarter	$0.0050	$0.0022
Fourth Quarter	$0.0039	$0.0010

Holders. The approximate number of stockholders of record at July 21, 2017 was 25. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy. We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

Securities Authorized For Issuance Under Equity Compensation Plans. As of April 30, 2016 and April 30, 2015, we had no compensation plans under which our equity securities were authorized for issuance.

Employees and Consultants. On February 11, 2016 we issued 66,000,000 million shares to the three employees in lieu of $66,000 in accrued salaries. There were no issuances of stock during the fiscal year 2015.

Purchases of Equity Securities. None.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended April 30, 2016 or April 30, 2015, from the sale of registered securities.

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

Item 7. Management’s Discussion and Analysis of Financial Condition Results of Operation.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year endeds April 30, 2016 and April 30, 2015.

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

We own working interests in properties located in West Virginia where we are not the operator. We currently have proved reserves in the State of West Virginia.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the periods ended April 30, 2016 and 2015, together with notes thereto as included in this Annual Report on Form 10-K.

For the year ended April 30, 2016, as compared to the year ended April 30, 2015.

Results of Operations.

Revenues.  We had oil and gas revenues of $7,346 for the year ended April 30, 2016, as compared to oil and gas revenues of $27,336 for the year ended April 30, 2015. Those revenues were generated from our interest in the Valentine lease in West Virginia. We expect the lease revenues from the Valentine lease will continue with slow decline for the foreseeable future.  Our revenues have been negatively impacted by declining market prices of oil during the year ended April 30, 2016 and we expect that oil prices will remain low for the foreseeable future.

Operating Expenses.  For the year ended April 30, 2016, our total operating costs and expenses were $18,160, which was comprised of depletion, depreciation and amortization costs of $2,911, legal and professional fees of $11,334, and impairment expense of $3,915. By comparison, our total operating costs and expenses were $24,935 for the year ended April 30, 2015 which was comprised of lease operating expenses of $5,377, depletion, depreciation and amortization costs of $2,518, professional fees of $5,347 and general and administrative expenses of $11,693. The decrease in total operating costs and expenses from 2015 to 2016 was directly related to the decrease in lease operating expenses.

Operating Loss.  For the year ended April 30, 2016, our total loss from operations was $10,814, as compared to a total gain from operations of $2,401 for the year ended April 30, 2015. We will continue to incur revenue which should exceed our minor general and administrative expenses over the next several years.

Other Income and Expense.  For the year ended April 30, 2016, our net other expense was $271,968, which was comprised of interest expense of $1,643, debt discount amortization of $6,325 and loss on settlement of accounts payable of $264,000.  The total other expenses is attributed to the interest expense, debt discount which resulted from the senior secured convertible promissory note financing and an impairment charge related to the ceiling test. In comparison, for the year ended April 30, 2015, our net other expense was $7,946, which was comprised of interest expense of $1,638 and debt discount amortization of $6,308.

Net Loss  For the year ended April 30, 2016, our net loss was $282,782, as compared to a net loss of $5,545 for the year ended April 30, 2015. The significant increase in our net loss between the comparable periods was directly related to the loss on settlement of accounts payable. Our current revenue is projected to cover the minor expenses we will incur in the future.

Financial Condition, Liquidity and Capital Resources.  We had cash of $476 and accounts receivable of $7 as of April 30, 2016, making our total current assets $483. We also had $18,503 in net property and equipment, which consists of oil and gas properties of $124,762, property and equipment of $9,446, and accumulated depreciation, depletion and amortization of $115,705. Therefore, our total assets as of April 30, 2016 were $18,986.

We had cash of $543 and accounts receivable of $1,103 as of April 30, 2015, making our total current assets $1,556. We also had $25,295 in net property and equipment, which consists of oil and gas properties of $124,762, property and equipment of $9,446, and accumulated depreciation, depletion and amortization of $108,913. Therefore, our total assets as of April 30, 2015 were $26,851.

Our total liabilities were $189,818 as of April 30, 2016.  This was comprised of total current liabilities of $175,359, represented by accounts payable of $557, accrued expenses of $132,680, and accounts payable related party of $42,122. We had total long-term liabilities of $14,459, represented by senior secured convertible promissory notes, net of discount of $14,171 and asset retirement obligation of $288. We had total stockholders’ deficit of $170,832. We had no other liabilities and no long term commitments or contingencies as of April 30, 2016.

Our total liabilities were $244,901 as of April 30, 2015. This was comprised of total current liabilities of $236,801, represented by accounts payable of $1,580, accrued expenses of $197,037, and accounts payable, related party of $38,184. We had total long-term liabilities of $8,100, represented by senior secured convertible promissory notes, net of discount of $7,846 and asset retirement obligation of $254. We had total stockholders’ deficit of $218,050. We had no other liabilities and no long term commitments or contingencies as of April 30, 2015.

Employees and Consultants.

On February 11, 2016, we issued 66,000,000 million shares to the three employees in lieu of $66,000 accrued compensation, or $.001 per share.

There were no issuances of stock in fiscal year 2015.

Other events.  On December 23, 2013, Alamo Energy Corp. (“Alamo”) entered into a Mutual Settlement and Release Agreement (the “Settlement Agreement”), with Range Kentucky Holdings LLC (“Range Kentucky”). On or about December 16, 2013, Range Kentucky initiated an action in the Fayette Circuit Court, in the State of Kentucky (the “Litigation”) in which Range Kentucky has asserted certain claims against Alamo, relating to:

•	the Membership Interest Purchase and Sale Agreement dated April 12, 2011 (the “Sale Agreement”), whereby Range Kentucky agreed, among other things, to sell to Alamo the membership interests in three companies: (i) KYTX Oil and Gas, LLC, a Kentucky limited liability company (“KYTX O&G”); (ii) KYTX Pipeline, LLC, a Kentucky limited liability company (“KYTX Pipeline”); and (iii) KYTX Drilling Company, LLC, a Kentucky limited liability company (“KYTX Drilling”; and together with KYTX O&G and KYTX Pipeline, the “KYTX Entities”);
•	the Development Agreement whereby Alamo agreed to develop current and future assets of the KYTX Entities and to develop other oil, gas and pipeline properties acquired by Alamo (the “Development Agreement”);
•	the Additional Shares Agreement whereby Alamo granted Range Kentucky the right to acquire additional shares of Alamo’s common stock under certain terms and conditions and upon the occurrence of certain events, all as set forth therein (the “Additional Shares Agreement”);
•	certain Promissory Notes (the “Notes”) in the aggregate amount of $2,860,000 held by Range Kentucky; and
•	the Second Amended and Restated Security Agreement dated, April 12, 2011, (the “Security Agreement”) pursuant to which Alamo granted a security interest in, among other things, the membership interests in the KYTX Entities.

The Mutual Settlement and Release Agreement provides that: (i) Range shall make a one-time cash payment to Alamo of $70,000 and transfer 6,889,353 shares of Alamo common stock to Alamo; (ii) Alamo shall transfer to Range Kentucky all of Alamo’s membership interest in each of the KYTX Entities; (iii) the Additional Shares Agreement and the Development Agreement shall be terminated; (iii) the Notes shall be terminated and Range Kentucky shall release Alamo from any obligations under the Notes; and (iv) Alamo and Range Kentucky granted each other a mutual release from all claims and disputes related to the Litigation.

The cash was received in 2013 but the shares were not transferred until 2016. Therefore the company recorded and stock receivable of $203,236 which cleared in 2016.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alamo Energy Corp.

We have audited the accompanying balance sheets of Alamo Energy Corp. as of April 30, 2016 and 2015, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2016. Alamo Energy Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alamo Energy Corp. as of April 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

Houston, Texas

July 21, 2017

ALAMO ENERGY CORP.

BALANCE SHEETS

APRIL 30, 2016 AND 2015

ASSETS

	2016	2015
Current assets:
Cash and cash equivalents	$476	$543
Accounts receivable	7	1,013
Total current assets	483	1,556

Oil and gas properties
Proved	124,762	124,762
Property, plant and equipment
Furniture, fixtures and other	9,446	9,446
Less: accumulated depletion, depreciation and amortization	(115,705)	(108,913)
Net oil and gas properties, plant and equipment	18,503	25,295

Total assets	$18,986	$26,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$557	$1,580
Accrued liabilities	132,680	197,037
Accounts Payable, Related Party	42,122	38,184
Total current liabilities	175,359	236,801

Asset retirement obligation	288	254
Senior convertible promissory notes, net of discount of $6,308 and $12,633, respectively	14,171	7,846
Total liabilities	189,818	244,901

Stockholders’ Equity:
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 137,413,058 and 78,302,411 shares issued and outstanding, respectively	137,413	78,302
Stock Payable	5,317	5,317
Stock Receivable	–	(203,236)
Additional paid in capital	10,726,612	10,658,959
Accumulated deficit	(11,040,174)	(10,757,392)
Total stockholders’ deficit	(170,832)	(218,050)
Total liabilities and stockholders’ deficit	$18,986	$26,851

See accompanying notes to financial statements.

ALAMO ENERGY CORP.

STATEMENT OF OPERATIONS

	Year Ended April 30, 2016	Year Ended April 30, 2015

Oil and gas revenues	$7,346	$27,336

Operating costs and expenses:
Lease operating costs	–	5,377
Depletion, depreciation and amortization	2,911	2,518
Legal and professional	11,334	5,347
Other general and administrative		11,693
Impairment expense	3,915	–
Total operating costs and expenses	18,160	24,935

Gain/(Loss) from operations	(10,814)	2,401

Other income (expense):
Loss on settlement of accounts payable	(264,000)	–
Interest expense	(1,643)	(1,638)
Interest expense – debt discount amortization	(6,325)	(6,308)
Total other income (expense)	(271,968)	(7,946)

Net loss before income taxes	(282,782)	(5,545)

Provision for income taxes	–	–

Net loss	$(282,782)	$(5,545)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	92,548,313	78,302,411

See accompanying notes to financial statements.

ALAMO ENERGY CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD APRIL 30, 2014 THROUGH APRIL 30, 2016

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Stock Receivable	Stock Payable	Accumulated Deficit	Total Stockholders’ Deficit
Balance, April 30, 2014	78,302,411	$78,302	$10,658,959	$(203,236)	$5,317	$(10,751,847)	$(212,505)

Net loss	–	–	–	–	–	(5,545)	(5,545)

Balance, April 30, 2015	78,302,411	78,302	10,658,959	(203,236)	5,317	(10,757,392)	(218,050)

Shares redeemed by Range Kentucky	(6,889,353)	(6,889)	(196,347)	203,236	–	–	–

Shares issued for settlement of accounts payable	66,000,000	66,000	264,000	–	–	–	330,000

Net Loss	–	–	–	–	–	(282,782)	(282,782)

Balance April 30, 2016	137,413,058	$137,413	$10,726,612	–	$5,317	$(11,040,174)	$(170,832)

See accompanying notes to financial statements.

ALAMO ENERGY CORP.

STATEMENT OF CASH FLOWS

	Year Ended April 30, 2016	Year Ended April 30, 2015
Cash flows from operating activities:
Net loss	$(282,782)	$(5,545)
Adjustments to reconcile net income to net cash used for operating activities:
Amortization of debt discount	6,325	6,308
Depletion expense	2,911	2,518
Loss on accounts payable settlement	264,000	–
Impairment expense	3,915	–
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,005	3,324
Increase (decrease) in accounts payable	2,915	325
Increase (decrease) in accrued expenses	–	(12,000)
Increase (decrease) in accrued interest	1,644	1,638
Net cash used in operating activities	(67)	(3,432)

Cash flows from investing activities:
Purchase of oil and gas properties	–	–

Net cash used in investing activities	–	–

Cash flows from financing activities:
Additional paid in capital	–	–

Net cash provided by financing activities	–	–

Net increase (decrease) in cash	(67)	(3,432)

Cash and cash equivalents, beginning of period	543	3,975

Cash and cash equivalents, end of period	$476	$543

Supplemental Cash Flow Information
Cash paid for:
Interest	$–	$–
Income taxes	$–	$–
Non-cash transactions:
Common stock issued for oil and gas properties	$–	$–
Shares returned from stock receivable	$203,236	$–

See accompanying notes to financial statements.

ALAMO ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2016 AND 2015

1.	BUSINESS AND ORGANIZATION

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

As of April 30, 2016 and April 30, 2015, the Company owns a 50% working interest in certain leases in Ritchie County, West Virginia. This low producing property will generate enough revenue in the future to offset our low general and administrative costs.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. For the years ended April 30, 2016 and 2015, the Company has realized an impairment loss of $3,915 and $-0-, respectively.

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

Comprehensive Income (Loss)

The Company reports and displays its components of comprehensive income or loss in its financial statements with the same prominence as other financial statement amounts. For the years ended April 30, 2016 and 2015, the Company had no other component of comprehensive loss other than its net loss as reported within the statements of operations.

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

Recent Accounting Pronouncements

We have reviewed the FASB issue Accounting Standards Update, (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the period reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

3.	CONCENTRATION OF CREDIT RISK AND ECONOMIC DEPENDENCY

The Company collects its receivables on its working interests in oil and gas properties from the well operators. As such, the Company generally has relatively few customers. These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary. At April 30, 2016 and 2015, the Company had one (1) customer that accounted for 100% of its outstanding receivables and correspondingly, its oil and gas sales. Bad debt expense is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable. There has been no bad debt expense for the years ended April 30, 2016 and 2015.

4.	GOING CONCERN

As of April 30, 2016 and 2015, the Company has minimal revenues and has incurred losses from operations of ($282,782) and ($5,545), respectively. Due to the Company’s sustained losses, additional debt and equity financing will be required by the Company to fund its activities and to support operations. There is no assurance that the Company will be able to obtain additional financing. Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

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

5.	OIL AND GAS PROPERTIES (Continued)

On December 23, 2013, Alamo Energy Corp. (“Alamo”) entered into a Mutual Settlement and Release Agreement (the “Settlement Agreement”), with Range Kentucky Holdings LLC (“Range Kentucky”). On or about December 16, 2013, Range Kentucky initiated an action in the Fayette Circuit Court, in the State of Kentucky (the “Litigation”) in which Range Kentucky has asserted certain claims against Alamo, relating to:

•

the Membership Interest Purchase and Sale Agreement dated April 12, 2011 (the “Sale Agreement”), whereby Range Kentucky agreed, among other things, to sell to Alamo the membership interests in three companies: (i) KYTX Oil and Gas, LLC, a Kentucky limited liability company (“KYTX O&G”); (ii) KYTX Pipeline, LLC, a Kentucky limited liability company (“KYTX Pipeline”); and (iii) KYTX Drilling Company, LLC, a Kentucky limited liability company (“KYTX Drilling”; and together with KYTX O&G and KYTX Pipeline, the “KYTX Entities”);

•

the Development Agreement whereby Alamo agreed to develop current and future assets of the KYTX Entities and to develop other oil, gas and pipeline properties acquired by Alamo (the “Development Agreement”);

•

the Additional Shares Agreement whereby Alamo granted Range Kentucky the right to acquire additional shares of Alamo’s common stock under certain terms and conditions and upon the occurrence of certain events, all as set forth therein (the “Additional Shares Agreement”);

•	certain Promissory Notes (the “Notes”) in the aggregate amount of $2,860,000 held by Range Kentucky; and
•	the Second Amended and Restated Security Agreement dated, April 12, 2011, (the “Security Agreement”) pursuant to which Alamo granted a security interest in, among other things, the membership interests in the KYTX Entities.

The Mutual Settlement and Release Agreement provides that: (i) Range shall make a one-time cash payment to Alamo of $70,000 and transfer 6,889,353 shares of Alamo common stock to Alamo; (ii) Alamo shall transfer to Range Kentucky all of Alamo’s membership interest in each of the KYTX Entities; (iii) the Additional Shares Agreement and the Development Agreement shall be terminated; (iii) the Notes shall be terminated and Range Kentucky shall release Alamo from any obligations under the Notes; and (iv) Alamo and Range Kentucky granted each other a mutual release from all claims and disputes related to the Litigation.

The cash was received in 2013 but the shares were not transferred until 2016. Market value of the shares at the date of the agreement was determined by valuing the 6,889,353 shares on April 12, 2011 at $0.034 per share totaling $234,238. The shares were revalued on the date of cancellation; 6,889,353 shares on December 23, 2013 at $0.0045 per share totaling $31,002. The difference of $203,236 was recorded as a stock receivable and a loss in fiscal year 2014. The stock receivable was cleared when the 6,889,353 shares, were returned in 2016. The par value of the returned shares was $6,889, resulting in reduction in APIC of $196,347.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at April 30:

	2016	2015

Furniture, fixtures and office equipment	$9,446	$9,446
Less: accumulated depreciation	(9,446)	(9,446)

	$–	$–

Depreciation expense was $-0- and $-0- for the years ended April 30, 2016 and 2015, respectively.

7.	RELATED PARTY TRANSACTIONS

Amounts due related parties totaled $42,122 at April 30, 2016 and $38,184 at April 30, 2015, respectively. The liability at April 30, 2016 is associated with unreimbursed expense statements of the three current employees, $32,072, and $10,050 in accounting consulting fees.

All of the balance at April 30, 2015 is associated with unreimbursed expense statements.

At April 30, 2015, three officers of the company, two of which are also board members, had accrued $195,000 in unpaid compensation. On February 11, 2016 the company reduced the unpaid compensation by issuing 66,000,000 shares of common stock at the conversion price of $.001 or $66,000. The market value of the shares at time of issuance was $330,000 resulting in an additional paid in capital contribution (APIC) of $264,000.

8.	SENIOR CONVERTIBLE PROMISSORY NOTES

On January 31, 2014, the Company agreed to provide unsecured promissory note with an unrelated party for $20,479. The note bears an interest rate of 8% per annum. The promissory note is convertible at the lessor of $0.001 or par. Par value is $0.001 as of April 30, 2016 and 2015.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less that the quoted market price at the time of issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $20,479 has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

On April 30, 2016 and 2015 the note earned $1,643 and $1,638, respectively, in interest which has been recorded as interest expense. The carrying value of the convertible note is as follows:

	2016	2015

Face amount of note	$20,479	$20,479
Unamortized discount	(6,308)	(12,633)

Carrying value at April 30,	$14,171	$7,846

9.	STOCKHOLDER’S EQUITY

Thru December 31, 2014, the Company had accrued $195,000 in deferred compensation. On February 11, 2016, the Company issued 66,000,000 shares of common stock at the conversion price of $.001 or $66,000, reducing the deferred compensation liability to $129,000. The market value of the shares at time of issuance was $330,000 resulting in an additional paid in capital contribution (APIC) of $264,000.

On December 23, 2013, the Company entered into The Mutual Settlement and Release Agreement provides that: (i) Range shall make a one-time cash payment to Alamo of $70,000 and transfer 6,889,353 shares of Alamo common stock to Alamo; (ii) Alamo shall transfer to Range Kentucky all of Alamo’s membership interest in each of the KYTX Entities; (iii) the Additional Shares Agreement and the Development Agreement shall be terminated; (iii) the Notes shall be terminated and Range Kentucky shall release Alamo from any obligations under the Notes; and (iv) Alamo and Range Kentucky granted each other a mutual release from all claims and disputes related to the Litigation.

The cash was received in 2013 but the shares were not transferred until 2016. Market value of the shares at the date of the agreement was determined by valuing the 6,889,353 shares on April 12, 2011 at $0.034 per share totaling $234,238. The shares were revalued on the date of cancellation; 6,889,353 shares on December 23, 2013 at $0.0045 per share totaling $31,002. The difference of $203,236 was recorded as a stock receivable and a loss in fiscal year 2014. The stock receivable was cleared when the 6,889,353 shares, were returned in 2016. The par value of the returned shares was $6,889, resulting in reduction in APIC of $196,347.

10.	INCOME TAXES

There are no current or deferred income tax expense for the period ended April 30, 2016 and 2015.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rated in income before income taxes. The item causing this difference for the periods ended April 30, 2016 and 2015 are as follows:

	2016	2015
Tax benefit at U.S. statutory rate	$3,657,513	$3,655,628
Less: amortization of beneficial conversion feature	(2,151)	(2,145)
Less: impairment expense	(1,331)	–
Plus: net operating loss carryforwards	96,146	1,885

Net deferred tax asset (liability)	$3,750,177	$3,655,368

We have net operating loss carryforwards of approximately $3,750,177 and $3,655,368 as of April 30, 2016 and 2015, respectively.

11.	STOCK OPTION PLAN

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

11.	STOCK OPTION PLAN (Continued)

The Board may generally amend or terminate the Plan as determined to be advisable. Shareholder approval may also be required for certain amendments pursuant to the Internal Revenue Code, the rules of any market in which the Registrant participates, or rules of the Securities and Exchange Commission. No amendment or alteration of the Plan may be made which would impair the rights of any participant under any outstanding award, without such participant’s consent, provided that no consent is required with respect to any amendment or alteration if the Committee determines that such amendment or alteration is either:

●	required or advisable in order for the Company, the Plan or the award to satisfy any law or regulation or to meet the requirements of any accounting standard, or
●	not reasonably likely to significantly diminish the benefits provided under such award, or that any such diminishment has been adequately compensated.

As of April 30, 2016 or 2015, the Company has not granted any options pursuant to the Plan to purchase shares of its common stock.

12.	SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION

The following reserve quantities and future net cash flow information for our proved reserves located in the United States have been estimated as of April 30, 2016 and 2015.  The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

	Crude Oil (Bbls)	Natural Gas (Mcf)
PROVED DEVELOPED AND UNDEVELOPED RESERVES:

April 30, 2015	2,955	92,243

Revision of previous estimates	470	(74,090)
Purchase of reserves	–	–
Extensions, discoveries, and other additions	–	–
Sale of reserves
Production	(127)	(1,151)

April 30, 2016	3,298	17,002

PROVED DEVELOPED RESERVES

April 30, 2015	2,955	92,243
April 30, 2016	3,298	17,022

There were no proved undeveloped oil or gas reserves during the year ended April 30, 2016 and 2015.

Standardized Measure

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

	Years Ended April 30,
	2016	2015
Future cash inflows	$163,697	$455,568
Future production costs	(121,204)	(142,953)
Future net cash flows	42,494	312,615
10% annual discount for estimated timing of cash flows	(26,099)	(191,473)
Standardized measure of discounted future net cash flow related to proved reserves	$16,395	$121,142

A summary of the changes in the standardized measure of discounted future new cash flow applicable to proved oil and natural reserves is as follows:

12.	SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Continued)

Change in Standardized Measure

	Years Ended April 30,
	2016	2015
Balance, beginning of period	$121,142	$148,478
Sales of oil and gas, net	(7,346)	(27,336)
Net change in prices and production costs	8,649	–
Revisions of previous quantity estimates	(109,883)	–
Accretion of discount	3,833	–
Balance, end of period	$16,395	$121,142

The standardized measure of discounted future net cash flows as of April 30, 2016 and 2015 was calculated using the following Average Fiscal-Year prices:

	2016	2015
Average crude oil price per barrel	$43.14	$76.13
Average gas price per MCF	$1.26	$2.50

The standardized measure of discounted future net cash flows is provided using the 12-month unweighted arithmetic average. The oil price used as of April 30, 2016 was $43.14 per Bbl of oil and $1.26 per Mcf of gas. The oil price used as of April 30, 2015 was $76.13 per Bbl of oil and $2.5026 per Mcf of gas. Future production costs are based on year-end costs and include severance and ad valorem taxes of approximately 4.5%. Each property that is leased by the Company is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount.

The Company used discounted future net cash flows, which is calculated without deducting estimated future income tax expenses, and the present value thereof as one measure of the value of the Company's current proved reserves and to compare relative values among peer companies without regard to income taxes. While future net revenue and present value are based on prices, costs and discount factors which are consistent from company to company, the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company. As of April 30, 2016 and 2015, the present value of discounted future net cash flows and the standardized measure of discounted future net cash flows are equal because the effects of estimated future income tax expenses are zero.

13.	COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claim, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonable estimated. There were no know commitments or contingencies as of April 30, 2016 and April 30, 2015.

14.	SUBSEQUENT EVENTS

The Company has analyzed it operations subsequent to April, 30, 2016 through the date of these financial statements were issued and has determined that it does not have any material subsequent events to disclose other that those discussed above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of April 30, 2016 and 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of April 30, 2016 and 2015, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended April 30, 2016 and 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Allan Millmaker	65	Chief Executive Officer, President, Director
Donald Sebastian	64	Chief Financial Officer
Philip Mann	30	Secretary, Director

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

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors, officers and persons owning more than 10% of our common stock to file reports of ownership and changes of ownership with the SEC. Based upon our review of the copies of such reports furnished to us, or representations from certain reporting persons that no other reports were required, we believe all applicable filing requirements were complied with during the fiscal year ended April 30, 2016 and 2015.

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

Item 11. Executive Compensation

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ended April 30, 2016 and 2015.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Allan Millmaker, President, CEO	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

Donald Sebastian, CFO	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

Philip Mann, CFO, Secretary*	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

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

Outstanding Equity Awards. As of April 30, 2016 and 2015, the executive officers did not have any unexercised options, stock that had not vested, or equity incentive plan awards:

* On May 1, 2011, Philip Mann resigned his position as our Chief Financial Officer, and Don Sebastian was appointed as our Chief Financial Officer.

Stock Options/SAR Grants. On December 21, 2011, our Board of Directors approved the Alamo Energy Corp. 2011 Stock Option Plan (the “Plan”). No grants of stock options were made pursuant to the Plan during the fiscal year ended April 30, 2016.

Long-Term Incentive Plans. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation. Our directors did not receive any compensation for their service as directors during the fiscal year ended April 30, 2016 and 2015:

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 30, 2017, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

The number of shares beneficially owned by each 5% holder, director or executive officer is determined by the rules of the SEC, and the information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power and also any shares that the person or entity can acquire within 60 days of June 7, 2017 through the exercise of any stock option or other right. For purposes of computing the percentage of outstanding shares of common stock held by each person or entity, any shares that the person or entity has the right to acquire within 60 days after June 7, 2017 are deemed to be outstanding with respect to such person or entity but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or entity. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. As of June 7, 2017, and after giving effect to the issuances described above, there were 137,413,058 shares of common stock issued and outstanding.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percentage of Class (1)
Common Stock	Alamo Oil Limited (2) 5 Spinnaker Close Hedon Hull, United Kingdom HU12 8RE101	10,500,000 Shares Beneficial Owner	7.64%
Common Stock	Anson Investments Master Fund LP (3) 5950 Berkshire Lane, Suite 510 Dallas, Texas 75225	7,857,339 Shares Beneficial Owner	5.72%
Common Stock	Capital Ventures International (4) c/o Heights Capital Management Inc. 101 California Street, Suite 3250 San Francisco, California 94111	5,342,990 Shares Beneficial Owner	3.89%
Common Stock	Philip Mann 3000 Wilcrest, Suite 220 Houston, Texas 77042	44,244,950 Shares Secretary and Director	32.20%
Common Stock	Allan Millmaker 3000 Wilcrest, Suite 220 Houston, Texas 77042	51,000,020 Shares Chief Executive Officer, President and Director	37.11%
Common Stock	Range Kentucky Holdings, LLC (5) 504 Fremont Thermopolis, WY 82443-2913	0 Shares Beneficial Owner	0%
Common Stock	Donald Sebastian 3000 Wilcrest, Suite 220 Houston, Texas 77042	22,114,059 Shares (6) Chief Financial Officer	16.09%
Common Stock	All Executive Officers and Directors as a Group	117,359,029 Shares	85.40%

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended April 30, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $43,300 and $32,650, respectively.

Audit-Related Fees. For each of the fiscal years ended April 30, 2016 and 2015, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For each of the fiscal years ended April 30, 2016 and 2015, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $3,000 and $0, respectively.

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

Alamo Energy Corp.
a Nevada corporation

July 24, 2017	By:	/s/ Allan Millmaker
Allan Millmaker
	Its:	Chief Executive Officer, President, and a director
(Principal Executive Officer)

July 24, 2017	By:	/s/ Donald Sebastian
Donald Sebastian
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Allan Millmaker	July 24, 2017
Allan Millmaker
Its:	CEO, President, and a director
(Principal Executive Officer)

By:	/s/ Philip Mann	July 24, 2017
Philip Mann
Its:	Secretary and Director

